Form 10-Q
period 2025-06-30
Talon Capital Corp.
filed 2025-10-22
CIK 2073340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number: 001-42827

TALON CAPITAL CORP.

(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

440 Louisiana Street, Suite 1050 Houston, Texas	77002
(Address of principal executive offices)	(Zip Code)

(281) 407-0686

(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share and one-third of one redeemable warrant	TLNCU	The Nasdaq Stock Market LLC
Class A ordinary shares, par value $0.0001 per share	TLNC	The Nasdaq Stock Market LLC
Warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50	TLNCW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of October 21, 2025, there were 25,679,000 Class A Ordinary Shares, $0.0001 par value and 8,300,000 Class B Ordinary Shares, $0.0001 par value, issued and outstanding.

TALON CAPITAL CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2025

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

Talon Capital Corp.

CONDENSED BALANCE SHEET

JUNE 30, 2025

(UNAUDITED)

Assets
Current Asset
Cash	$48,000
Total Current Asset	48,000
Deferred offering costs	259,810
Total Assets	$307,810

Liabilities and Shareholder’s Deficit
Current Liabilities
Accrued offering costs	$259,810
Accrued expenses	26,837
Advances from related party	10,420
Promissory note – related party	23,000
Total Current Liabilities	320,067

Commitments and Contingencies (Note 6)

Shareholder’s Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued or outstanding	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 8,625,000 shares issued and outstanding(1)(2)	863
Additional paid-in capital	24,137
Accumulated deficit	(37,257)
Total Shareholder’s Deficit	(12,257)
Total Liabilities and Shareholder’s Deficit	$307,810

(1)	On August 8, 2025, the Company effected a 1 to 1.5 share split for which the Company issued an additional 2,875,000 founder shares to the Sponsor for no additional consideration, resulting in the Sponsor holding an aggregate 8,625,000 founder shares issued and outstanding. All share and per share amounts have been retroactively presented (see Notes 5 and 9).
(2)	Includes 1,125,000 Class B ordinary shares that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. Subsequently, on September 10, 2025, as a result of the partial exercise and the forfeiture of the over-allotment option by the underwriters, 800,000 founder shares are no longer subject to forfeiture and 325,000 founder shares were forfeited, resulting in the Sponsor holding 8,260,000 founder shares (after taking into account the assignment of 40,000 founder shares to the directors) (see Note 5 and 9).

The accompanying notes are an integral part of the unaudited condensed financial statements.

Talon Capital Corp.

CONDENSED STATEMENT OF OPERATIONS

FOR THE PERIOD FROM MAY 1, 2025 (INCEPTION) THROUGH JUNE 30, 2025

(UNAUDITED)

General and administrative costs	$37,257
Loss from operations	(37,257)

Net loss	$(37,257)

Basic and diluted weighted average Class B ordinary shares outstanding(1)(2)	7,500,000

Basic and diluted net loss per Class B ordinary share	$(0.00)

(1)	On August 8, 2025, the Company effected a 1 to 1.5 share split for which the Company issued an additional 2,875,000 founder shares to the Sponsor for no additional consideration, resulting in the Sponsor holding an aggregate 8,625,000 founder shares issued and outstanding. All share and per share amounts have been retroactively presented (see Notes 5 and 9).
(2)	Excludes 1,125,000 Class B ordinary shares that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. Subsequently, on September 10, 2025, as a result of the partial exercise and the forfeiture of the over-allotment option by the underwriters, 800,000 founder shares are no longer subject to forfeiture and 325,000 founder shares were forfeited, resulting in the Sponsor holding 8,260,000 founder shares (after taking into account the assignment of 40,000 founder shares to the directors) (see Note 5 and 9).

The accompanying notes are an integral part of the unaudited condensed financial statements.

Talon Capital Corp.

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDER’S DEFICIT

FOR THE PERIOD FROM MAY 1, 2025 (INCEPTION) THROUGH JUNE 30, 2025

(UNAUDITED)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholder’s
	Shares	Amount	Shares (1)(2)	Amount	Capital	Deficit	Deficit
Balance — May 1, 2025 (inception)	—	$—	—	$—	$—	$—	$—

Class B ordinary shares issued to Sponsor	—	—	8,625,000	863	24,137	—	25,000

Net loss	—	—	—	—	—	(37,257)	(37,257)

Balance – June 30, 2025	—	$—	8,625,000	$863	$24,137	$(37,257)	$(12,257)

(1)	On August 8, 2025, the Company effected a 1 to 1.5 share split for which the Company issued an additional 2,875,000 founder shares to the Sponsor for no additional consideration, resulting in the Sponsor holding an aggregate 8,625,000 founder shares issued and outstanding. All share and per share amounts have been retroactively presented (see Notes 5 and 9).
(2)	Includes 1,125,000 Class B ordinary shares that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. Subsequently, on September 10, 2025, as a result of the partial exercise and the forfeiture of the over-allotment option by the underwriters, 800,000 founder shares are no longer subject to forfeiture and 325,000 founder shares were forfeited, resulting in the Sponsor holding 8,260,000 founder shares (after taking into account the assignment of 40,000 founder shares to the directors) (see Note 5 and 9).

The accompanying notes are an integral part of the unaudited condensed financial statements.

Talon Capital Corp.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM MAY 1, 2025 (INCEPTION) THROUGH JUNE 30, 2025

(UNAUDITED)

Cash Flows from Operating Activities:
Net loss	$(37,257)
Adjustments to reconcile net loss to net cash used in operating activities:
Payment of general and administrative costs through advances from related party	10,420
Changes in operating assets and liabilities:
Accrued expenses	26,837
Net cash used in operating activities	—

Cash Flows from Financing Activities:
Proceeds from issuance of Class B ordinary shares to Sponsor	25,000
Proceeds from promissory note – related party	23,000
Net cash provided by financing activities	48,000

Net Change in Cash	48,000
Cash – Beginning of period	—
Cash – End of period	$48,000

Non-cash investing and financing activities:
Deferred offering costs included in accrued offering costs	$259,810

The accompanying notes are an integral part of the unaudited condensed financial statements.

Talon Capital Corp.
NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(UNAUDITED)

1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Talon Capital Corp. (the “Company”) was incorporated as a Cayman Islands exempted company on May 1, 2025. The Company is a newly organized blank check company or special purpose acquisition company (“SPAC”), formed for the purpose of entering into a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company has not selected any specific Business Combination target. Its efforts to identify a prospective target business will not be limited to a particular industry or geographic region although it intends to focus on target businesses in the energy and power industries.

As of June 30, 2025, the Company had not commenced any operations. All activity for the period from May 1, 2025 (inception) through June 30, 2025 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after completion of the Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on investments from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s Initial Public Offering was declared effective on September 8, 2025. On September 10, 2025, the Company consummated the Initial Public Offering of 24,900,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), which includes the partial exercise by the underwriters of their over-allotment option in the amount of 2,400,000 Units, at $10.00 per Unit, generating gross proceeds of $249,000,000. Each Unit consists of one Class A ordinary share and one-third of one redeemable warrant (each, a “Public Warrant”).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 779,000 units (the “Private Placement Units”) at a price of $10.00 per Private Placement Unit, in a private placement to the Company’s sponsor, Talon Capital Sponsor LLC (the “Sponsor”) and Cohen and Company Capital Markets, a division of Cohen & Company Securities, LLC (“Cohen”), as representative of the underwriters, generating gross proceeds of $7,790,000. Each Private Placement Unit consists of one Class A ordinary share and one-third of one redeemable warrant (the “Private Placement Warrants” and together with the Public Warrants, the “Warrants”). Each whole Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment. Of those 779,000 Private Placement Units, the Sponsor purchased 530,000 Private Placement Units, and Cohen purchased 249,000 Private Placement Units.

Transaction costs amounted to $14,742,001, consisting of $4,040,000 of cash underwriting fee (net of $700,000 underwriters’ reimbursement), $10,200,000 of deferred underwriting fee, and $502,001 of other offering costs.

Following the closing of the Initial Public Offering, on September 10, 2025, an amount of $249,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units and the Private Placement Units was placed in the trust account (the “Trust Account”), located in the United States, and will be invested or held only in either (i) U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940 which invest only in direct U.S. government treasury obligations, (ii) as uninvested cash, or (iii) an interest bearing bank demand deposit account or other accounts at a bank. Funds will remain in the Trust Account until the earlier of (i) the completion of the Business Combination or (ii) the distribution of the Trust Account as described below. The Company is permitted to withdraw amounts from the Trust Account (i) to fund its working capital requirements, which amount will be the lesser of $500,000 or 5% of the interest earned on the Trust Account per annum, and/or (ii) to pay its taxes (other than excise taxes, if any), provided that all permitted withdrawals can only be made (x) from interest and not from the principal held in the Trust Account and (y) only to the extent such interest is in amount sufficient to cover the permitted withdrawal amount (“permitted withdrawals”).

The Company will provide the holders of the public units, or the “public shareholders,” with the opportunity to redeem all or a portion of their public shares upon the completion of the initial Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account as of two business days prior to consummation of the initial Business Combination, including interest (which interest shall be net of permitted withdrawals), divided by the number of then issued and outstanding public shares, subject to limitations. The amount in the Trust Account is initially invested at $10.00 per public share.

Talon Capital Corp.
NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(UNAUDITED)

1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS (cont.)

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering, although substantially all of the net proceeds of the Initial Public Offering are intended to be generally applied toward consummating a Business Combination with (or acquisition of) a Target Business. As used herein, “Target Business” must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (less the deferred underwriting commissions and the taxes payable on interest earned) at the time the Company signs a definitive agreement in connection with the Business Combination. There is no assurance that the Company will be able to successfully effect a Business Combination.

The Company, after signing a definitive agreement for a Business Combination, will either (i) seek shareholder approval of the Business Combination at a meeting called for such purpose in connection with which shareholders may seek to redeem their shares, regardless of whether they vote for or against the Business Combination, for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account including interest (which interest shall be net of taxes payable) or (ii) provide shareholders with the opportunity to have their shares redeemed by the Company by means of a tender offer (and thereby avoid the need for a shareholder vote) for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account, net of taxes payable, if any. The decision as to whether the Company will seek shareholder approval of the Business Combination or will allow shareholders to redeem their shares in a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek shareholder approval unless a vote is required by the Nasdaq rules. If the Company seeks shareholder approval, it will complete its Business Combination only if a majority of the outstanding shares are voted in favor of the Business Combination.

The Company will have 24 months from the closing date of the Initial Public Offering to complete its initial Business Combination. If the Company does not complete a Business Combination within this period of time, it shall (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible, but not more than ten (10) business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (which interest shall be net of permitted withdrawals, and up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Board of Directors, liquidate and dissolve, subject (in the case of (ii) and (iii) above) to obligations under the Cayman Islands laws to provide for claims of creditors and the requirements of other applicable law. The initial shareholders will each enter into agreements with us, pursuant to which they will agree: (1) to waive their redemption rights with respect to their founder shares, private placement units and any Class A ordinary shares issuable upon conversion thereof in connection with the consummation of our initial Business Combination or a tender offer conducted prior to a Business Combination or in connection with it; and (2) to waive their rights to liquidating distributions from the Trust Account with respect to their founder shares and private placement units if we fail to complete our initial Business Combination within 24 months from the closing of this offering, although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if we fail to complete our initial Business Combination within the prescribed time frame.

The ordinary shares subject to redemption were recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.”

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

Talon Capital Corp.
NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s final prospectus in connection with its Initial Public Offering as filed with the SEC on September 9, 2025, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on September 16, 2025. The interim results for the period from May 1, 2025 (inception) through June 30, 2025, are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future periods.

Liquidity and Capital Resources

The Company’s liquidity needs up to June 30, 2025 had been satisfied through the loan under an unsecured Promissory Note from the Sponsor of up to $250,000 and through advances from related party (see Note 5). As of June 30, 2025, there were $23,000 and $10,420 outstanding under Promissory Note and advances from related party, respectively. On September 10, 2025, the Company repaid the total outstanding balance of the Promissory Note and advances from related party amounting to $83,927 and $17,031, respectively. As of June 30, 2025, the Company had cash of $48,000 and working capital deficit of $272,067.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but is not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay such loaned amounts at that time. Up to $1,500,000 of such Working Capital Loans may be converted into units upon consummation of the Business Combination at a price of $10.00 per unit. The units would be identical to the Private Placement Units. As of June 30, 2025, the Company had no borrowings under the Working Capital Loans.

In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Presentation of Financial Statements - Going Concern,” the Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business. However, if the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the initial Business Combination. Management has determined that upon the consummation of the Initial Public Offering and the sale of the Private Placement Units, the Company has sufficient funds to finance the working capital needs of the Company within one year from the date of issuance of these condensed financial statements. At September 10, 2025, the Initial Public Offering closing date, the Company had cash of $3,208,242 and working capital of $3,100,802.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in U.S. GAAP used.

Talon Capital Corp.
NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Use of Estimates

The preparation of the unaudited condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $48,000 in cash and no cash equivalents as of June 30, 2025.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

Deferred Offering Costs

The Company complies with the requirements of the ASC 340-10-S99 and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between Class A ordinary shares and warrants, using the residual method by allocating the Initial Public Offering proceeds first to the assigned value of the warrants and then to the Class A ordinary shares. On September 10, 2025, offering costs allocated to the Public Shares were charged to temporary equity, and offering costs allocated to the Public Warrants and Private Placement Units were charged to shareholders’ deficit as Public Warrants and Private Placement Warrants after management’s evaluation were accounted for under equity treatment.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under Accounting Standards Codification 740, “Income Taxes” (“ASC 740”). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

Talon Capital Corp.
NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands, and the Company believes it is presently not subject to income taxes or income tax filing requirements in the United States. As such, the Company’s tax provision was zero for the period presented.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Net Loss per Class B Ordinary Share

Net loss per Class B ordinary share is computed by dividing net loss by the weighted average number of Class B ordinary shares outstanding during the period, excluding Class B ordinary shares subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 1,125,000 Class B ordinary shares that were subject to forfeiture if the over-allotment option was not exercised by the underwriters (see Note 5). For the period from May 1, 2025 (inception) through June 30, 2025, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into Class B ordinary shares and then share in the earnings of the Company. As a result, diluted loss per Class B ordinary share is the same as basic loss per Class B ordinary share for the period presented

Warrant Instruments

The Company accounted for the Public Warrants and Private Placement Warrants issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and classified the warrant instruments under equity treatment at their assigned values.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging.” For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statement of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The underwriters’ over-allotment option is deemed to be a freestanding financial instrument indexed on the contingently redeemable shares and will be accounted for as a liability pursuant to ASC 480 if not fully exercised at the time of the Initial Public Offering. Subsequently on September 10, 2025, at the closing of the Company’s Initial Public Offering, the underwriters partially exercised their over-allotment option and forfeited the unexercised balance, as such no derivative financial instrument was recorded.

Share-Based Payment Arrangements

The Company accounts for stock awards in accordance with ASC 718, “Compensation—Stock Compensation,” which requires that all equity awards be accounted for at their “fair value.” Fair value is measured on the grant date and is equal to the underlying value of the stock.

Costs equal to these fair values are recognized ratably over the requisite service period based on the number of awards that are expected to vest, in the period of grant for awards that vest immediately and have no future service condition, or in the period the awards vest immediately after meeting a performance condition becomes probable (e.g., consummation of the Initial Public Offering or the occurrence of a Business Combination). For awards that vest over time, cumulative adjustments in later periods are recorded to the extent actual forfeitures differ from the Company’s initial estimates; previously recognized compensation cost is reversed if the service or performance conditions are not satisfied and the award is forfeited.

Talon Capital Corp.
NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Recently Issued Accounting Standards

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

3. INITIAL PUBLIC OFFERING

In the Initial Public Offering on September 10, 2025, the Company sold 24,900,000 Units, which includes the partial exercise by the underwriters of their over-allotment option in the amount of 2,400,000 Units, at a price of $10.00 per Unit. Each Unit consists of one Public Share, $0.0001 par value, and one-third of one redeemable Public Warrant. The Warrants will only be exercisable for whole shares at $11.50 per share.

Warrants – As of June 30, 2025, there were no Public Warrants and Private Placement Warrants outstanding. Each whole warrant entitles the registered holder to purchase one Class A ordinary share at a price of $11.50 per share, at any time commencing on the later of 12 months from the closing of the Initial Public Offering and after the completion of the initial Business Combination. Pursuant to the warrant agreement, a warrant holder may exercise its warrants only for a whole number of Class A ordinary shares. This means that only a whole warrant may be exercised at any given time by a warrant holder. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The warrants will expire at 5:00 p.m., New York City time, on the fifth anniversary of the completion of an initial Business Combination, or earlier upon redemption.

In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of our initial Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by our Board of Directors, and in the case of any such issuance to the Sponsor or its affiliates, without taking into account any founder shares held by them prior to such issuance), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of our Class A ordinary shares during the 20 trading-day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the greater of (i) the Market Value or (ii) the price at which the Company issues the additional Class A ordinary shares or equity-linked securities. On the exercise of any warrant, the exercise price will be paid directly to the Company and not placed in the Trust Account.

The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of the initial Business Combination, the Company will use its best efforts to file with the SEC a registration statement for the registration under the Securities Act of the warrant shares and thereafter use its best efforts to cause the registration statement to become effective and to maintain the effectiveness of such registration statement until the expiration of the warrants. No warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the issuance of the warrant shares and a current prospectus relating thereto.

If a registration statement covering the issuance of the warrant shares is not effective within 90 days following the consummation of the initial Business Combination, warrant holders may nevertheless, until such time as there is such an effective registration statement and during any period when the Company shall have failed to maintain such an effective registration statement, exercise warrants on a cashless basis in accordance with Section 3(a)(9) of the Securities Act. In this circumstance, each holder would pay the exercise price by surrendering warrants exercisable for the number of Class A ordinary shares equal to the quotient obtained by dividing (x) the product of the number of Class A ordinary shares underlying such warrants and the difference between the exercise price of such warrants and the “fair market value” (defined below) by (y) the fair market value. The “fair market value” means the average reported last sale price of the Class A ordinary shares for the five trading days ending on the trading day prior to the date of exercise.

Talon Capital Corp.
NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(UNAUDITED)

3. INITIAL PUBLIC OFFERING (cont.)

Redemption of Warrants: The Company may redeem the outstanding warrants:

●	at a price of $0.01 per warrant;

●	upon a minimum of 30 days’ prior written notice of redemption (the “30-day redemption period”); and

●	if, and only if, the last reported sale price of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for share splits, dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company will send the notice of redemption to the warrant holders.

The Company will not redeem the warrants unless a registration statement under the Securities Act covering the issuance of the warrant shares underlying the warrants to be so redeemed is then effective and a current prospectus relating to those warrant shares is available throughout the 30-day redemption period, except if the warrants may be exercised on a cashless basis and such cashless exercise is exempt from registration under the Securities Act. If and when the warrants become redeemable by the Company, it may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

If the foregoing conditions are satisfied and the Company issues a notice of redemption, each warrant holder may exercise his, her or its warrants prior to the scheduled redemption date. However, the price of the Class A ordinary shares may fall below the $18.00 trigger price (as adjusted) as well as the $11.50 exercise price (as adjusted) after the redemption notice is issued. The redemption criteria for the warrants has been established at a price which is intended to provide warrant holders a reasonable premium to the initial exercise price and provide a sufficient differential between the then-prevailing share price and the exercise price so that if the share price declines as a result of the redemption call, the redemption will not cause the share price to drop below the exercise price of the warrants. If the Company calls the warrants for redemption as described above, the management will have the option to require all holders that wish to exercise warrants to do so on a “cashless basis.” In making such determination, management will consider, among other factors, our cash position, the number of warrants that are outstanding and the dilutive effect on our shareholders of issuing the maximum number of shares issuable upon exercise of outstanding warrants. In such event, the holder would pay the exercise price by surrendering the warrants for that number of Class A ordinary shares equal to the quotient obtained by dividing (x) the product of the number of warrant shares underlying the warrants to be so exercised, and the difference between the exercise price of the warrants and the fair market value by (y) the fair market value.

No fractional Class A ordinary share will be issued upon redemption. If, upon redemption, a holder would be entitled to receive a fractional interest in a share, the Company will round down to the nearest whole number of the number of Class A ordinary shares to be issued to the holder.

4. PRIVATE PLACEMENT UNITS

Simultaneously with the closing of the Initial Public Offering, the Sponsor and Cohen purchased an aggregate of 779,000 Private Placement Units at $10.00 per Private Placement Unit, for an aggregate purchase price of $7,790,000, of which 530,000 Private Placement Units were purchased by the Sponsor and 249,000 Private Placement Units were purchased by Cohen, in a private placement.

Certain proceeds from the sale of the Private Placement Units were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within 24 months from the closing of the Initial Public Offering, such proceeds from the sale of the Private Placement Units held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law).

Talon Capital Corp.
NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(UNAUDITED)

5. RELATED PARTY TRANSACTIONS

Founder Shares

On May 19, 2025, the Sponsor purchased 5,750,000 Class B ordinary shares from the Company for an aggregate purchase price of $25,000, or $0.004 per share. On August 8, 2025, the Company effected a 1 for 1.5 share split of the founder shares. All share and per share amounts have been retroactively presented. Up to 1,125,000 founder shares were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option is exercised during the Initial Public Offering. The forfeiture will be adjusted to the extent that the over-allotment option is not exercised in full by the Underwriters so that the Sponsor will own 25% of the Company’s issued and outstanding Class A and Class B ordinary shares after the Initial Public Offering. On September 10, 2025, the underwriters partially exercised their over-allotment option and forfeited the unexercised balance. As a result of the partial exercise and the forfeiture of the over-allotment option by the underwriters, 800,000 founder shares are no longer subject to forfeiture and 325,000 founder shares were forfeited, resulting in the Sponsor holding 8,260,000 founder shares, after taking into account the below assignment of founder shares to the directors.

On August 19, 2025, the Sponsor assigned a total of 40,000 founder shares to the two directors of the Company (20,000 each) for an aggregate consideration of $0.003 per share, or an aggregate total amount of $115.94. The founder shares will automatically be forfeited and be returned to the Sponsor if the holder of such founder shares is not a member of the board of directors of the Company on or prior to the closing of the Company’s Initial Public Offering. The assignment of the founder shares to the directors of the Company are in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the assignment date. The total fair value of the 40,000 founder shares granted to the Company’s director on August 19, 2025 was $74,000 or $1.85 per share. The founder shares were granted subject to a performance condition (i.e., to be a member of the board of directors of the Company on or prior to the closing of the Company’s Initial Public Offering). Thus, the fair value of $74,000 was recorded as compensation expense on September 10, 2025, the date of the Company’s Initial Public Offering. The fair value of the founder shares was derived through a third party valuation using the Monte Carlo simulation with the following market assumptions; (i) stock price of $9.92, (ii) risk free rate of 4.36%, and (iii) market adjustments of 18.7%. As of June 30, 2025, no compensation expense was recorded.

Promissory Note — Related Party

The Sponsor has agreed to loan the Company an aggregate of up to $250,000 to be used for a portion of the expenses of the Initial Public Offering. The loan is non-interest bearing and unsecured with maturity date at the earlier of December 31, 2025 or the closing of the Initial Public Offering. As of June 30, 2025, the Company had outstanding borrowings of $23,000 under the Promissory Note. On September 10, 2025, the Company repaid the total outstanding balance of the Promissory Note amounting to $83,927. Borrowings under the Note are no longer available (see Note 9).

Advances from Related Party

Advances from related party represents payment of expenses by the Sponsor that are not covered by the Promissory Note. As of June 30, 2025, total advances from related party amounted to $10,420. These advances are due on demand. On September 10, 2025, the Company repaid the total outstanding balance of the advances from related party amounting to $17,031 (see Note 9).

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into private placement units of the post Business Combination entity at the option of the lender. The units would be identical to the Private Placement Units. As of June 30, 2025, no such Working Capital Loans were outstanding.

Talon Capital Corp.
NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(UNAUDITED)

5. RELATED PARTY TRANSACTIONS (cont.)

Administrative Support Agreement

The Company entered into an agreement with the Sponsor, commencing on September 8, 2025, as amended and restated on September 16, 2025, through the earlier of the Company’s consummation of initial Business Combination and its liquidation, to pay the Sponsor and/or its affiliates an aggregate of $40,000 per month for office space, secretarial and administrative services. As of June 30, 2025, no amounts were incurred under this agreement.

6. COMMITMENTS AND CONTINGENCIES

Registration Rights

The Company’s initial shareholders and their permitted transferees can demand that the Company register the Founder Shares, the Private Placement Shares, the Private Placement Warrants and underlying securities and any securities issued upon conversion of Working Capital Loans, pursuant to an agreement signed on September 8, 2025. The holders of a majority of these securities are entitled to make up to three demands that the Company register such securities. The holders of a majority of these securities or units issued in payment of working capital loans made to the Company (or underlying securities) can elect to exercise these registration rights at any time after the Company consummates a Business Combination. In addition, the holders have certain piggyback registration rights on registration statements filed after the Company’s consummation of a Business Combination. Notwithstanding anything to the contrary, the representative of the underwriters may only make a demand on one occasion and only during the five-year period beginning on the effective date of Initial Public Offering. In addition, the representative of the underwriters may participate in a piggyback registration only during the seven-year period beginning on the effective date of the Initial Public Offering. The Company will bear the expenses incurred in connection with the filing of any such registration statement.

Risks and Uncertainties

The Company’s ability to complete an initial Business Combination may be adversely affected by various factors, many of which are beyond the Company’s control. The Company’s ability to consummate an initial Business Combination could be impacted by, among other things, changes in laws or regulations, downturns in the financial markets or in economic conditions, inflation, fluctuations in interest rates, increases in tariffs, supply chain disruptions, declines in consumer confidence and spending, public health considerations, and geopolitical instability, such as the military conflicts in Ukraine and the Middle East. The Company cannot at this time predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact the Company’s ability to complete an initial Business Combination.

UnderwritingAgreement

The Company granted the Underwriters a 45-day option to purchase up to 3,375,000 additional Units to cover any over-allotments, at the initial public offering price less the underwriting discounts. On September 10, 2025, the underwriters partially exercised their over-allotment option, purchasing 2,400,000 Units and forfeiting the remaining unexercised balance of 975,000 Units.

The underwriters were entitled to a cash underwriting discount of $0.20 per Unit sold in the Initial Public Offering, or $4,980,000 in the aggregate. The underwriter paid the Company an aggregate amount of $940,000 at the closing of the Initial Public Offering as reimbursement to the Company for certain of its expenses and fees incurred in connection with the Initial Public Offering, $240,000 of which is payable to the underwriters upon the completion of an initial Business Combination. In addition, the underwriters were entitled to $0.40 per Unit sold in the offering, or up to $9,960,000 in the aggregate, payable to the underwriters based on the percentage of funds remaining in the Trust Account after redemptions of public shares, for deferred underwriting commissions, and to be released to the underwriters only upon the completion of an initial Business Combination. Furthermore, 50% of such deferred underwriting commissions will be contingent upon permitted withdrawals of interest, at the lesser of $500,000 or 5% of the interest earned per annum, on the Trust Account per annum, for working capital from the Trust Account.

Talon Capital Corp.
NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(UNAUDITED)

7. SHAREHOLDER’S DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 shares of preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of June 30, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of June 30, 2025, there were no Class A ordinary shares issued or outstanding.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of June 30, 2025, there were 8,625,000 Class B ordinary shares issued and outstanding. Up to 1,125,000 Class B ordinary shares were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters.

The founder shares will automatically convert into Class A ordinary shares in connection with the consummation of our initial Business Combination or earlier at the option of the holder on a one-for-one basis, subject to adjustment for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. The Class A ordinary shares issuable in connection with the conversion of the founder shares may result in material dilution to our public shareholders due to the anti-dilution rights of our founder shares that may result in an issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion. In the case that additional Class A ordinary shares, or any other equity-linked securities, are issued or deemed issued in excess of the amounts sold in this offering and related to or in connection with the closing of the initial Business Combination, the ratio at which Class B ordinary shares convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the outstanding Class B ordinary shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, 25% of the sum of (i) the aggregate of our issued and outstanding founder shares, private placement shares and public shares after this offering and the private placement, plus (ii) all Class A ordinary shares and equity-linked securities issued or deemed issued, in connection with the closing of the initial Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination and any private placement-equivalent units issued to our Sponsor or any of its affiliates or to our officers or directors upon conversion of working capital loans) minus (iii) any redemptions of Class A ordinary shares by public shareholders in connection with an initial Business Combination; provided that such conversion of founder shares will never occur on a less than one-for-one basis.

8. SEGMENT INFORMATION

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Financial Officer, who reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that there is only one reportable segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the statement of operations as net income or loss. The measure of segment assets is reported on the balance sheet as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODMs review several key metrics, which include the following:

June 30, 2025
Cash	$48,000

For the period from May 1, 2025 (inception) through June 30, 2025
General and administrative costs	$37,257

Talon Capital Corp.
NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(UNAUDITED)

8. SEGMENT INFORMATION (cont.)

General and administrative costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination or similar transaction within the business combination period. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. Formation and general and administrative costs, as reported on the statement of operations, are the significant segment expenses provided to the CODM on a regular basis.

9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

On August 8, 2025, the Company effected a 1 to 1.5 share split for which the Company issued an additional 2,875,000 founder shares to the Sponsor for no additional consideration, resulting in the Sponsor holding an aggregate 8,625,000 founder shares issued and outstanding. All share and per share amounts have been retroactively presented.

On August 19, 2025, the Sponsor assigned a total of 40,000 founder shares to the two directors of the Company (20,000 each) at a price of $0.003 per share. The founder shares were to be automatically forfeited and returned to the Sponsor if the holder of such founder shares was not a member of the board of directors of the Company on or prior to the closing of the Company’s Initial Public Offering. The assignment of the founder shares to the directors of the Company are in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the assignment date. The total fair value of the 40,000 founder shares granted to the Company’s director on August 19, 2025 was $74,000 or $1.85 per share. The founder shares were granted subject to a performance condition (i.e., to be a member of the board of directors of the Company on or prior to the closing of the Company’s Initial Public Offering). Thus, the fair value of $74,000 was recorded as compensation expense on September 10, 2025, the date of the Company’s Initial Public Offering. The fair value of the founder shares was derived through a third party valuation using the Monte Carlo simulation with the following market assumptions; (i) stock price of $9.92, (ii) risk free rate of 4.36%, and (iii) market adjustments of 18.7%. As of June 30, 2025, no compensation expense was recorded.

The Company entered into an agreement with the Sponsor, commencing on September 8, 2025, as amended and restated on September 16, 2025, through the earlier of the Company’s consummation of initial Business Combination and its liquidation, to pay the Sponsor an aggregate of $40,000 per month for office space, secretarial and administrative services.

On September 10, 2025, the Company consummated the Initial Public Offering of 24,900,000 Units, which includes the partial exercise by the underwriters of their over-allotment option in the amount of 2,400,000 Units, at $10.00 per Unit, generating gross proceeds of $249,000,000. Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 779,000 Private Placement Units at a price of $10.00 per Private Placement Unit, in a private placement to the Sponsor and Cohen, generating gross proceeds of $7,790,000. Of those 779,000 Private Placement Units, the Sponsor purchased 530,000 Private Placement Units and Cohen purchased 249,000 Private Placement Units.

On September 10, 2025, in connection with the closing of the Initial Public Offering, the underwriters were entitled a cash underwriting discount of $0.20 per Unit sold in the Initial Public Offering, or $4,980,000 in the aggregate. The underwriter paid the Company an aggregate amount of $940,000 at the closing of the Initial Public Offering as reimbursement to the Company for certain of its expenses and fees incurred in connection with the Initial Public Offering, $240,000 of which is payable to the underwriters upon the completion of an initial Business Combination. In addition, the underwriters were entitled to $0.40 per Unit sold in the offering, or up to $9,960,000 in the aggregate, payable to the underwriters based on the percentage of funds remaining in the Trust Account after redemptions of public shares, for deferred underwriting commissions, and to be released to the underwriters only upon the completion of an initial Business Combination. Furthermore, 50% of such deferred underwriting commissions will be contingent upon permitted withdrawals of interest, at the lesser of $500,000 or 5% of the interest earned per annum, on the Trust Account per annum, for working capital from the Trust Account.

On September 10, 2025, the Company repaid the total outstanding balance of the Promissory Note and advances from related party amounting to $83,927 and $17,031, respectively. Borrowings under the Note are no longer available.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Talon Capital Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Talon Capital Sponsor, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its initial public offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated in the Cayman Islands on May 1, 2025, formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or other similar business combination with one or more businesses. We intend to effectuate our business combination using cash derived from the proceeds of the initial public offering and the sale of the private placement units, our shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a business combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from May 1, 2025 (inception) through June 30, 2025 were organizational activities and those necessary to prepare for the initial public offering, described below, and, after our initial public offering, identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. Subsequent to the initial public offering, we generate non-operating income in the form of interest income on marketable securities held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period from May 1, 2025 (inception) through June 30, 2025, we had a net loss $37,257, which consisted of general and administrative costs.

Liquidity and Capital Resources

Until the consummation of the initial public offering, our only source of liquidity was an initial purchase of shares of Class B ordinary shares, par value $0.0001 per share (the “founder shares”), by the Sponsor, advances from related parties, and loans from the Sponsor, which were repaid at the closing of the initial public offering. As of June 30, 2025, we had $48,000 in cash and working capital deficit of $272,067.

Subsequent to the period covered by this Quarterly Report, on September 10, 2025, we consummated the initial public offering of 24,900,000 units, which includes the partial exercise by the underwriters of their over-allotment option in the amount of 2,400,000 units, at $10.00 per unit, generating gross proceeds of $249,000,000. Simultaneously with the closing of the initial public offering, we consummated the sale of 779,000 private placement units at a price of $10.00 per private placement unit, in a private placement to the Sponsor and Cohen and Company Capital Markets, a division of Cohen & Company Securities, LLC (“Cohen”), generating gross proceeds of $7,790,000. Of those 779,000 private placement units, the Sponsor purchased 530,000 private placement units and Cohen purchased 249,000 private placement units.

Following the closing of the initial public offering and the private placement, a total of $249,000,000 was placed in the trust account. The proceeds held in the trust account will be invested or held only in either (i) U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”) which invest only in direct U.S. government treasury obligations, (ii) as uninvested cash, or (iii) an interest or non-interest bearing bank demand deposit account or other accounts at a bank. We are permitted to withdraw amounts from the trust account (i) to fund our working capital requirements, which amount will be the lesser of $500,000 or 5% of the interest earned on the trust account per annum, and/or (ii) to pay our taxes (other than excise taxes, if any), provided that all permitted withdrawals can only be made (x) from interest and not from the principal held in the trust account and (y) only to the extent such interest is in amount sufficient to cover the permitted withdrawal amount (“permitted withdrawals”). We incurred $14,742,001, consisting of $4,040,000 of cash underwriting fee (net of $700,000 underwriters’ reimbursement), $10,200,000 of deferred underwriting fee, and $502,001 of other offering costs.

The remaining proceeds from the initial public offering and the private placement are held outside the trust account, in the cash operating account amounting to $3,208,242 as of September 10, 2025. Such funds are being used primarily to enable us to identify a target and to negotiate and consummate our initial Business Combination.

We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (which interest shall be net of any permitted withdrawals and excluding deferred underwriting commissions), to complete our business combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a business combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a business combination, we would repay such loaned amounts. In the event that a business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such working capital loans may be convertible into units of the post-business combination entity at a price of $10.00 per unit. The private placement units issued upon conversion of any such loans would be identical to the private placement units sold in a private placement concurrently with the initial public offering.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our business combination. Moreover, we may need to obtain additional financing either to complete our business combination or because we become obligated to redeem a significant number of our public shares upon consummation of our business combination, in which case we may issue additional securities or incur debt in connection with such business combination.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2025.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay the Sponsor and/or its affiliates $40,000 per month for office space, secretarial and administrative services.

The underwriters were entitled to a cash underwriting discount amounting to $240,000 which is payable to the underwriters upon the completion of an initial business combination. In addition, the underwriters were entitled to $0.40 per unit sold in the offering, or up to $9,960,000 in the aggregate, payable to the underwriters based on the percentage of funds remaining in the trust account after redemptions of public shares, for deferred underwriting commissions, and to be released to the underwriters only upon the completion of an initial business combination. Furthermore, 50% of such deferred underwriting commissions will be contingent upon permitted withdrawals of interest, at the lesser of $500,000 or 5% of the interest earned per annum, on the trust account per annum, for working capital from the trust account.

Critical Accounting Estimates

The preparation of the unaudited condensed financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of June 30, 2025, we did not have any critical accounting estimates to be disclosed.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer (together, the “Certifying Officers”), or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of June 30, 2025.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2025 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described in our final prospectus for our initial public offering filed with the SEC. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus for our initial public offering filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

There were no sales of unregistered securities during the period covered by this Quarterly Report. However, subsequent to the period covered by this Quarterly Report, on September 10, 2025, we consummated the initial public offering of 24,900,000 units, which includes the partial exercise by the underwriters of their over-allotment option in the amount of 2,400,000 units, at $10.00 per unit, generating gross proceeds of $249,000,000. The securities sold in the initial public offering were registered under the Securities Act on registration statement on Form S-1 (File No. 333-289674). The SEC declared the registration statement effective on September 8, 2025.

Simultaneously with the closing of the initial public offering, we consummated the sale of 779,000 private placement units at a price of $10.00 per private placement unit, in a private placement to the Sponsor and Cohen, generating gross proceeds of $7,790,000.

Use of Proceeds

Following the closing of our initial public offering on September 10, 2025, a total of $249,000,000 (which amount includes $10,200,000 of the deferred underwriting commission) was placed in a U.S.-based trust account.

Transaction costs amounted to $14,742,001, consisting of $4,040,000 of cash underwriting fee (net of $700,000 underwriters’ reimbursement), $10,200,000 of deferred underwriting fee, and $502,001 of other offering costs.

For a description of the use of the proceeds generated in our initial public offering, see Part I, Item 2 of this Quarterly Report.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Talon Capital Corp.

Date: October 22, 2025	By:	/s/ Charles Leykum
	Name:	Charles Leykum
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: October 22, 2025	By:	/s/ Gerald Cimador
	Name:	Gerald Cimador
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)