Form 10-Q
period 2025-09-30
Talon Capital Corp.
filed 2025-11-14
CIK 2073340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2025

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

(281) 407-0686
(Registrant’s telephone number, including area code)

Not Applicable
(Former name or former address, if changed since last report)

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 13, 2025, there were 25,679,000 Class A ordinary shares, $0.0001 par value and 8,300,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

TALON CAPITAL CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2025

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

TALON CAPITAL CORP.

CONDENSED BALANCE SHEET

SEPTEMBER 30, 2025

(UNAUDITED)

Assets:
Current assets
Cash	$3,096,635
Other receivable	185,111
Prepaid insurance	77,500
Total current assets	3,359,246
Long-term prepaid insurance	71,042
Cash held in Trust Account	249,431,925
Total Assets	$252,862,213

Liabilities and Shareholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$70,627
Accrued offering costs	75,000
Advances from related party	22,905
Total current liabilities	168,532
Deferred underwriting fee	10,200,000
Total Liabilities	10,368,532

Commitments (Note 6)
Class A ordinary shares subject to possible redemption, $0.0001 par value; 24,900,000 shares at redemption value of $10.02 per share	249,586,184

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; no shares issued or outstanding	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 779,000 shares issued and outstanding (excluding 24,900,000 shares subject to possible redemption)	78
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 8,300,000 shares issued and outstanding(1)(2)	830
Additional paid-in capital	—
Accumulated deficit	(7,093,411)
Total Shareholders’ Deficit	(7,092,503)
Total Liabilities and Shareholders’ Deficit	$252,862,213

(1)	On August 8, 2025, the Company effected a 1 to 1.5 share split for which the Company issued an additional 2,875,000 founder shares to the Sponsor for no additional consideration, resulting in the Sponsor holding an aggregate 8,625,000 founder shares issued and outstanding. All share and per share amounts have been retroactively presented (Note 5).
(2)	Includes 1,125,000 Class B ordinary shares that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. Subsequently, on September 10, 2025, as a result of the partial exercise and the forfeiture of the over-allotment option by the underwriters, 800,000 founder shares are no longer subject to forfeiture and 325,000 founder shares were forfeited, resulting in the Sponsor holding 8,260,000 founder shares (after taking into account the assignment of 40,000 founder shares to the directors) (Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

TALON CAPITAL CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,	For the Period from May 1, 2025 (Inception) Through September 30,
	2025	2025
General and administrative costs	$159,097	$196,354
Loss from operations	(159,097)	(196,354)

Other income (expense):
Compensation Expense	(74,000)	(74,000)
Interest earned on cash held in Trust Account	617,036	617,036
Other income, net	543,036	543,036

Net income	$383,939	$346,682

Basic weighted average shares outstanding, Class A ordinary shares	5,643,736	3,378,816

Basic net income per share, Class A ordinary shares	$0.03	$0.03

Diluted weighted average shares outstanding, Class A ordinary shares	5,643,736	3,378,816

Diluted net income per share, Class A ordinary shares	$0.03	$0.03

Basic weighted average shares outstanding, Class B ordinary shares (1)	7,675,824	7,605,263

Basic net income per share, Class B ordinary shares	$0.03	$0.03

Diluted weighted average shares outstanding, Class A non-redemable and Class B non-redeemable ordinary shares (2)	8,300,000	7,978,947

Diluted net income per share, Class B non-redeemable ordinary shares	$0.03	$0.03

(1)	On August 8, 2025, the Company effected a 1 to 1.5 share split for which the Company issued an additional 2,875,000 founder shares to the Sponsor for no additional consideration, resulting in the Sponsor holding an aggregate 8,625,000 founder shares issued and outstanding. All share and per share amounts have been retroactively presented (Note 5).
(2)	Includes 1,125,000 Class B ordinary shares that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. Subsequently, on September 10, 2025, as a result of the partial exercise and the forfeiture of the over-allotment option by the underwriters, 800,000 founder shares are no longer subject to forfeiture and 325,000 founder shares were forfeited, resulting in the Sponsor holding 8,260,000 founder shares (after taking into account the assignment of 40,000 founder shares to the directors) (Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statement.

TALON CAPITAL CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2025 AND

FOR THE PERIOD FROM MAY 1, 2025 (INCEPTION) THROUGH SEPTEMBER 30, 2025

(UNAUDITED)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares (1)(2)	Amount	Capital	Deficit	Deficit
Balance — May 1, 2025 (inception)	—	$—	—	$—	$—	$—	$—

Class B ordinary shares issued to Sponsor	—	—	8,625,000	863	24,137	—	25,000

Net loss	—	—	—	—	—	(37,257)	(37,257)

Balance – June 30, 2025	—	—	8,625,000	863	24,137	(37,257)	(12,257)

Sale of 779,000 Private Placement Units	779,000	78	—	—	7,789,922	—	7,790,000

Fair value of Public Warrants at issuance	—	—	—	—	1,817,700	—	1,817,700

Allocated value of transaction costs to Class A shares	—	—	—	—	(122,734)	—	(122,734)

Forfeiture of founder shares	—	—	(325,000)	(33)	33	—	—

Fair value of founder Shares assigned to directors	—	—	—	—	74,000	—	74,000

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	(9,583,058)	(7,440,093)	(17,023,151)

Net income	—	—	—	—	—	383,939	383,939

Balance – September 30, 2025	779,000	$78	8,300,000	$830	$—	$(7,093,411)	$(7,092,503)

(1)	On August 8, 2025, the Company effected a 1 to 1.5 share split for which the Company issued an additional 2,875,000 founder shares to the Sponsor for no additional consideration, resulting in the Sponsor holding an aggregate 8,625,000 founder shares issued and outstanding. All share and per share amounts have been retroactively presented (Note 5).
(2)	Includes 1,125,000 Class B ordinary shares that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. Subsequently, on September 10, 2025, as a result of the partial exercise and the forfeiture of the over-allotment option by the underwriters, 800,000 founder shares are no longer subject to forfeiture and 325,000 founder shares were forfeited, resulting in the Sponsor holding 8,260,000 founder shares (after taking into account the assignment of 40,000 founder shares to the directors) (Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

TALON CAPITAL CORP.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM MAY 1, 2025 (INCEPTION) THROUGH SEPTEMBER 30, 2025

(UNAUDITED)

Cash Flows from Operating Activities:
Net income	$346,682
Adjustments to reconcile net income to net cash used in operating activities:
Payment of general and administrative costs through advances from related party	10,420
Interest earned on cash held in Trust Account	(617,036)
Compensation expense	74,000
Changes in operating assets and liabilities:
Prepaid expenses	(77,500)
Long-term prepaid insurance	(71,042)
Accounts payable and accrued expenses	70,627
Net cash used in operating activities	(263,849)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(249,000,000)
Net cash used in investing activities	(249,000,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B ordinary shares to Sponsor	25,000
Proceeds from sale of Units, net of underwriting discounts paid	244,260,000
Proceeds from sale of Private Placement Units	7,790,000
Underwriters’ reimbursement	700,000
Repayment of advances from related party	(17,031)
Proceeds from promissory note - related party	83,927
Repayment of promissory note - related party	(83,927)
Payment of offering costs	(397,485)
Net cash provided by financing activities	252,360,484

Net Change in Cash	3,096,635
Cash – Beginning of period	—
Cash – End of period	$3,096,635

Non-cash investing and financing activities:
Offering costs included in accrued offering costs	$75,000
Deferred offering costs paid through advances from related party	$29,516
Deferred underwriting fee payable	$10,200,000
Forfeiture of founder shares	$33

The accompanying notes are an integral part of the unaudited condensed financial statements.

Talon Capital Corp.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

As of September 30, 2025, the Company had not commenced any operations. All activity for the period from May 1, 2025 (inception) through September 30, 2025 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after completion of the Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on investments from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Talon Capital Corp.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

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

Talon Capital Corp.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

The Company will have 24 months from the closing date of the Initial Public Offering to complete its initial Business Combination. If the Company does not complete a Business Combination within this period of time, it shall (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible, but not more than ten (10) business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (which interest shall be net of permitted withdrawals, and up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Board of Directors, liquidate and dissolve, subject (in the case of (ii) and (iii) above) to obligations under the Cayman Islands laws to provide for claims of creditors and the requirements of other applicable law. The initial shareholders will each enter into agreements with the Company, pursuant to which they will agree (1) to waive their redemption rights with respect to their founder shares, private placement units and any Class A ordinary shares issuable upon conversion thereof in connection with the consummation of the initial Business Combination or a tender offer conducted prior to a Business Combination or in connection with it; and (2) to waive their rights to liquidating distributions from the Trust Account with respect to their founder shares and private placement units if the Company fails to complete the initial Business Combination within 24 months from the closing of this offering, although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete the initial Business Combination within the prescribed time frame.

The ordinary shares subject to redemption were recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.”

Liquidity

The Company’s liquidity needs up to September 30, 2025 had been satisfied through the loan under an unsecured promissory note from the Sponsor of up to $250,000. As of September 30, 2025, the Company had cash of $3,096,635 and working capital surplus of $3,190,714.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but is not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay such loaned amounts at that time. Up to $1,500,000 of such Working Capital Loans may be converted into units upon consummation of the Business Combination at a price of $10.00 per unit. The units would be identical to the Private Placement Units. As of September 30, 2025, the Company had no borrowings under the Working Capital Loans.

In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Presentation of Financial Statements - Going Concern,” the Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business. However, if the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the initial Business Combination. The Company will have 24 months from the closing of the Initial Public Offering to complete the initial Business Combination. Management has determined that the Company has sufficient funds to finance the working capital needs of the Company within one year from the date of issuance of the condensed financial statements.

Talon Capital Corp.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on September 12, 2025, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on September 16, 2025. The interim results for the three months ended September 30, 2025 and for the period from May 1, 2025 (inception) through September 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future periods.

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

Talon Capital Corp.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the unaudited condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company has $3,096,635 in cash and no cash equivalents as of September 30, 2025.

Cash Held in Trust Account

As of September 30, 2025, the assets held in the Trust Account, amounting to $249,431,925, were held in a demand deposit account.

Other receivable

Other receivable represents a tax withholding that has been withdrawn from the trust account and refunded during October 2025. As of September 30, 2025, the other receivable amounted to $185,111.

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

Talon Capital Corp.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99 and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between Class A ordinary shares and warrants, prorate, allocating the Initial Public Offering proceeds to the assigned value of the warrants and to the Class A ordinary shares. Offering costs allocated to the Public Shares were charged to temporary equity, and offering costs allocated to the Public Warrants and Private Placement Units were charged to shareholders’ deficit as Public Warrants and Private Placement Warrants after management’s evaluation were accounted for under equity treatment.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes” (“ASC 740”). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands, and the Company believes it is presently not subject to income taxes or income tax filing requirements in the United States. As such, the Company’s tax provision was zero for the periods presented.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the unaudited condensed balance sheet, primarily due to its short-term nature.

Warrant Instruments

The Company accounted for the Public Warrants and Private Placement Warrants issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and classified the warrant instruments under equity treatment at their assigned values.

Talon Capital Corp.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of September 30, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s unaudited condensed balance sheet.

As of September 30, 2025, the Class A ordinary shares subject to possible redemption reflected in the unaudited condensed balance sheet are reconciled in the following table:

Gross proceeds	$249,000,000
Less:
Proceeds allocated to Public Warrants	(1,817,700)
Class A ordinary shares issuance costs	(14,619,267)
Plus:
Remeasurement of carrying value to redemption value	17,023,151
Class A ordinary shares subject to possible redemption, September 30, 2025	$249,586,184

Net Income per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income per ordinary share is computed by dividing net income by the weighted average number of shares of ordinary shares outstanding for the period. The Company has two classes of ordinary shares, which are referred to as Class A ordinary Shares and Class B ordinary shares. Accretion associated with the redeemable shares of Class A Ordinary Shares is excluded from income per ordinary share as the redemption value approximates fair value.

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	For the Three Months Ended September 30, 2025		For the Period from May 1, 2025 (Inception) Through September 30, 2025
	Class A	Class B	Class A	Class B
Basic net income per ordinary share
Numerator:
Allocation of net income	$162,682	$221,257	$106,643	$240,039
Denominator:
Basic weighted average shares outstanding	5,643,736	7,675,824	3,378,816	7,605,263
Basic net income per ordinary share	$0.03	$0.03	$0.03	$0.03

Talon Capital Corp.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

	For the Three Months Ended September 30, 2025		For the Period from May 1, 2025 (Inception) Through September 30, 2025
	Class A	Class B	Class A	Class B
Diluted net income per ordinary share
Numerator:
Allocation of net income	$155,400	$228,539	$103,134	$243,548
Denominator:
Diluted weighted average shares outstanding	5,643,736	8,300,000	3,378,816	7,978,947
Diluted net income per ordinary share	$0.03	$0.03	$0.03	$0.03

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

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

Warrants — As of September 30, 2025, there were 8,559,667 Warrants outstanding, including 8,300,000 Public Warrants and 259,667 Private Placement Warrants. Each whole warrant entitles the registered holder to purchase one Class A ordinary share at a price of $11.50 per share, at any time commencing on the later of 12 months from the closing of the Initial Public Offering and after the completion of the initial Business Combination. Pursuant to the warrant agreement, a warrant holder may exercise its warrants only for a whole number of Class A ordinary shares. This means that only a whole warrant may be exercised at any given time by a warrant holder. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The warrants will expire at 5:00 p.m., New York City time, on the fifth anniversary of the completion of an initial Business Combination, or earlier upon redemption.

In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the Board of Directors, and in the case of any such issuance to the Sponsor or its affiliates, without taking into account any founder shares held by them prior to such issuance), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of Class A ordinary shares during the 20 trading-day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the greater of (i) the Market Value or (ii) the price at which the Company issue the additional Class A ordinary shares or equity-linked securities. On the exercise of any warrant, the exercise price will be paid directly to the Company and not placed in the Trust Account.

Talon Capital Corp.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

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

If the foregoing conditions are satisfied and the Company issues a notice of redemption, each warrant holder may exercise his, her or its warrants prior to the scheduled redemption date. However, the price of the Class A ordinary shares may fall below the $18.00 trigger price (as adjusted) as well as the $11.50 exercise price (as adjusted) after the redemption notice is issued. The redemption criteria for the warrants have been established at a price which is intended to provide warrant holders a reasonable premium to the initial exercise price and provide a sufficient differential between the then-prevailing share price and the exercise price so that if the share price declines as a result of the redemption call, the redemption will not cause the share price to drop below the exercise price of the warrants. If the Company calls the warrants for redemption as described above, the management will have the option to require all holders that wish to exercise warrants to do so on a “cashless basis.” In making such determination, management will consider, among other factors, the Company’s cash position, the number of warrants that are outstanding and the dilutive effect on shareholders of issuing the maximum number of warrant shares issuable upon exercise of outstanding warrants. In such event, the holder would pay the exercise price by surrendering the warrants for that number of Class A ordinary shares equal to the quotient obtained by dividing (x) the product of the number of warrant shares underlying the warrants to be so exercised, and the difference between the exercise price of the warrants and the fair market value by (y) the fair market value.

Talon Capital Corp.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

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

5. RELATED PARTY TRANSACTIONS

Founder Shares

On May 19, 2025, the Sponsor purchased 5,750,000 Class B ordinary shares from the Company for an aggregate purchase price of $25,000, or $0.004 per share. On August 8, 2025, the Company effected a 1 for 1.5 share split of the founder shares. All share and per share amounts have been retroactively restated. Up to 1,125,000 founder shares were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option is exercised during the Initial Public Offering. The forfeiture will be adjusted to the extent that the over-allotment option is not exercised in full by the underwriters so that the Sponsor will own 25% of the Company’s issued and outstanding Class A and Class B ordinary shares after the Initial Public Offering. On September 10, 2025, the underwriters partially exercised their over-allotment option and forfeited the unexercised balance. As a result of the partial exercise and the forfeiture of the over-allotment option by the underwriters, 800,000 founder shares are no longer subject to forfeiture and 325,000 founder shares were forfeited, resulting in the Sponsor holding 8,260,000 founder shares.

On August 19, 2025, the Sponsor assigned a total of 40,000 founder shares to the two directors of the Company (20,000 each) for an aggregate consideration of $0.003 per share, or an aggregate total amount of $115.94. The founder shares will automatically be forfeited and be returned to the Sponsor if the holder of such founder shares is not a member of the board of directors of the Company on or prior to the closing of the Company’s Initial Public Offering. The assignment of the founder shares to the directors of the Company are in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the assignment date. The total fair value of the 40,000 founder shares granted to the Company’s director on August 19, 2025 was $74,000 or $1.85 per share. The founder shares were granted subject to a performance condition (i.e., to be a member of the board of directors of the Company on or prior to the closing of the Company’s Initial Public Offering). Thus, the fair value of $74,000 was recorded as compensation expense on September 10, 2025, the date of the Company’s Initial Public Offering. The fair value of the founder shares was derived through a third party valuation using the Monte Carlo simulation with the following market assumptions; (i) stock price of $9.92, (ii) risk-free rate of 4.36%, and (iii) market adjustments of 18.7%.

Talon Capital Corp.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

Promissory Note — Related Party

The Sponsor has agreed to loan the Company an aggregate of up to $250,000 to be used for a portion of the expenses of the Initial Public Offering. The loan is non-interest bearing and unsecured with maturity date at the earlier of December 31, 2025 or the closing of the Initial Public Offering. On September 10, 2025, the Company repaid the total outstanding balance of the Promissory Note amounting to $83,927. Borrowings under the Note are no longer available.

Advances from Related Party

Advances from related party represents payment of expenses by an affiliate of the Sponsor that are not covered by the Promissory Note. As of September 30, 2025, total advances from related party amounted to $22,905. These advances are due on demand.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into private placement units of the post Business Combination entity at the option of the lender. The units would be identical to the Private Placement Units. As of September 30, 2025, no such Working Capital Loans were outstanding.

Administrative Support Agreement

The Company entered into an agreement with the Sponsor, commencing on September 8, 2025 through the earlier of the Company’s consummation of initial Business Combination and its liquidation, to pay the Sponsor an aggregate of $40,000 per month for office space, secretarial and administrative services. On September 16, 2025, the Company and the Sponsor entered into the amended and restated administrative services agreement, to add that the Sponsor or its affiliates may make available to the Company certain office space, utilities and secretarial support as may be required by the Company from time to time. For the three months ended September 30, 2025 and for the period from May 1, 2025 (inception) through September 30, 2025, the Company incurred and paid $30,667 in fees for these services.

6. COMMITMENTS

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

Talon Capital Corp.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

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

Underwriting Agreement

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

7. SHAREHOLDERS’ DEFICIT

Preference Shares

The Company is authorized to issue 1,000,000 shares of preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of September 30, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares

The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of September 30, 2025, there were 779,000 Class A ordinary shares issued or outstanding, excluding 24,900,000 shares subject to possible redemption.

Talon Capital Corp.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

Class B Ordinary Shares

The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of September 30, 2025, there were 8,300,000 Class B ordinary shares issued and outstanding.

The founder shares will automatically convert into Class A ordinary shares in connection with the consummation of the initial Business Combination or earlier at the option of the holder on a one-for-one basis, subject to adjustment for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. The Class A ordinary shares issuable in connection with the conversion of the founder shares may result in material dilution to public shareholders due to the anti-dilution rights of founder shares that may result in an issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion. In the case that additional Class A ordinary shares, or any other equity-linked securities, are issued or deemed issued in excess of the amounts sold in this offering and related to or in connection with the closing of the initial Business Combination, the ratio at which Class B ordinary shares convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the outstanding Class B ordinary shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, 25% of the sum of (i) the aggregate of issued and outstanding founder shares, private placement shares and public shares after this offering and the private placement, plus (ii) all Class A ordinary shares and equity-linked securities issued or deemed issued, in connection with the closing of the initial Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination and any private placement-equivalent units issued to the Sponsor or any of its affiliates or to officers or directors upon conversion of working capital loans) minus (iii) any redemptions of Class A ordinary shares by public shareholders in connection with an initial Business Combination; provided that such conversion of founder shares will never occur on a less than one-for-one basis.

8. SEGMENT INFORMATION

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their unaudited condensed financial statements information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Financial Officer, who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one reportable segment.

Talon Capital Corp.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the condensed statements of operations as net income or loss. The measure of segment assets is reported on the unaudited condensed balance sheet as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews the key metrics below.

September 30, 2025
Cash	$3,096,635
Cash held in Trust Account	$249,431,925

	For the Three Months Ended September 30, 2025	For the Period from May 1, 2025 (Inception) Through September 30, 2025
Operating and formation costs	$159,097	$196,354
Interest earned on cash held in Trust Account	$617,036	$617,036

The CODM reviews interest earned on the Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Trust Agreement.

Operating and formation costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination or similar transaction within the business combination period. The CODM also reviews operating and formation costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. Operating and formation costs, as reported on the condensed statements of operations, are the significant segment expenses provided to the CODM on a regular basis.

All other segment items included in net income are reported on the condensed statements of operations and described within their respective disclosures.

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the unaudited condensed balance sheet date, the date that the unaudited condensed financial statements was issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from May 1, 2025 (inception) through September 30, 2025 were organizational activities and those necessary to prepare for the initial public offering, described below, and, after our initial public offering, identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. Subsequent to the initial public offering, we generate non-operating income in the form of interest income on cash held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2025, we had a net income of $383,939, which consists of interest income on cash held in the trust account of $617,036, offset by operating costs of $159,097 and compensation expense of $74,000.

For the period from May 1, 2025 (inception) through September 30, 2025, we had a net income of $346,682, which consists of interest income on cash held in the trust account of $617,036, offset by operating costs of $196,354 and compensation expense of $74,000.

Liquidity and Capital Resources

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

The remaining proceeds from the initial public offering and the private placement are held outside the trust account, in the cash operating account amounting to $3,096,635 as of September 30, 2025. Such funds are being used primarily to enable us to identify a target and to negotiate and consummate our initial business combination.

For the period from May 1, 2025 (inception) through September 30, 2025, cash used in operating activities was $448,960. Net income of $346,682 was affected by interest earned on cash held in the trust account of $617,036, payment of general and administrative costs through advances from related party of $10,420 and compensation expense of $74,000. Changes in operating assets and liabilities used $263,026 of cash for operating activities.

As of September 30, 2025, we had cash held in the trust account of $249,431,925 (including approximately $617,036 of interest income) consisting of U.S. Treasury Bills with a maturity of 185 days or less. We may withdraw interest from the trust account as described above. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (which interest shall be net of any permitted withdrawals and excluding deferred underwriting commissions), to complete our business combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2025, we had cash of $3,096,635. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a business combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a business combination, we would repay such loaned amounts. In the event that a business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such working capital loans may be convertible into units of the post-business combination entity at a price of $10.00 per unit. The private placement units issued upon conversion of any such loans would be identical to the private placement units sold in a private placement concurrently with the initial public offering.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2025.

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

Critical Accounting Estimates

The preparation of the unaudited condensed financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of September 30, 2025, we did not have any critical accounting estimates to be disclosed.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

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

Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of September 30, 2025.

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

None

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

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
3.1	Amended and Restated Memorandum and Articles of Association of the Company. (1)
4.1	Warrant Agreement, dated September 8, 2025, between the Company and Odyssey Transfer and Trust Company. (1)
10.1	Insider Letter Agreement, dated September 8, 2025, among the Company, its directors and officers and Talon Capital Sponsor LLC. (1)
10.2	Investment Management Trust Agreement, dated September 8, 2025, between the Company and Odyssey Transfer and Trust Company. (1)
10.3	Registration Rights Agreement, dated September 8, 2025, among the Company and certain security holders. (1)
10.4	Private Placement Units Purchase Agreement, dated September 8, 2025, between the Company and Talon Capital Sponsor LLC. (1)
10.5	Private Placement Units Purchase Agreement, dated September 8, 2025, between the Company and Cohen and Company Capital Markets, a division of Cohen & Company Securities, LLC. (1)
10.6	Administrative Services Agreement, dated September 8, 2025, between the Company and Talon Capital Sponsor LLC. (1)
10.7	Form of Indemnity Agreement. (2)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K (File No. 001-42827), filed with the SEC on September 12, 2025 and incorporated by reference herein.
(2)	Previously filed as an exhibit to our Registration Statement on Form S-1, as amended (File No. 333-289674), filed with the SEC on August 15, 2025 and incorporated by reference herein.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TALON CAPITAL CORP.

Date: November 14, 2025	By:	/s/ Charles Leykum
	Name:	Charles Leykum
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2025	By:	/s/ Gerald Cimador
	Name:	Gerald Cimador
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)