Form 10-K/A
period 2025-12-31
Talon Capital Corp.
filed 2026-04-01
CIK 2073340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

Talon Capital Corp. (the “Company”) is filing this Amendment No. 1 (this “Form 10-K/A”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “Original Form 10-K”), as originally filed with the Securities and Exchange Commission (the “SEC”) on March 27, 2026. We are filing this Form 10-K/A only to correct the date of the Report of Independent Registered Public Accounting Firm on F-2 included in Item 15(a) of the Original Form 10-K. This Form 10-K/A reflects information as of the original filing date of the Original Form 10-K, and does not reflect events occurring after that date and does not modify or update in any way disclosures made in the Original Form 10-K, except as specifically noted above.

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

The following documents are included as exhibits to this Annual Report:

Exhibit No.	Description

3.1(1)	Amended and Restated Memorandum and Articles of Association of the Company
4.1(2)	Specimen Unit Certificate.
4.2(2)	Specimen Class A Ordinary Share Certificate.
4.3(2)	Specimen Warrant Certificate.
4.5(4)	Description of Securities of the Registrant
10.1(1)	Investment Management Trust Agreement, dated September 8, 2025, between the Company and Odyssey Transfer and Trust Company.
10.2(1)	Private Placement Units Purchase Agreement, dated September 8, 2025, between the Company and Talon Capital Sponsor LLC
10.3(1)	Private Placement Unit Purchase Agreement, dated September 8, 2025, between the Company and Cohen and Company Capital Markets, a division of Cohen & Company Securities, LLC.
10.4(1)	Registration Rights Agreement, dated September 8, 2025, among the Company and certain securityholders.
10.5(1)	Administrative Services Agreement, dated September 8, 2025, between the Company and Talon Capital Sponsor LLC.
10.6(3)	Amended and Restated Administrative Services Agreement, dated September 16, 2025.
10.7(1)	Insider Letter Agreement, dated September 8, 2025, among the Company, its directors and officers and Talon Capital Sponsor LLC.
10.8(1)	Form of Indemnity Agreement.
10.9(1)	Underwriting Agreement, dated September 8, 2025, between the Company and Cohen and Company Capital Markets, a division of Cohen & Company Securities, LLC.
19.1(4)	Insider Trading Policy
31.1*	Certification of Chief Executive Officer (Principal Executive Officer) required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2**	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
97.1(2)	Clawback Policy
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Calculation Linkbase
101.LAB*	XBRL Taxonomy Label Document
101.PRE*	XBRL Definition Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished herewith.

(1)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 12, 2025.

(2)	Incorporated by reference to an exhibit to the Registrant’s Form S-1 (File No. 333-289674), filed with the SEC on August 15, 2025, as amended.

(3)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 16, 2025.

(4)	Incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 27, 2026.

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

March 26, 2026

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

TALON CAPITAL CORP.

Dated: March 31, 2026	By:	/s/ Charles Leykum
Charles Leykum
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 31, 2026.

Signatures	Capacity in Which Signed

/s/ Charles Leykum	Chairman and Chief Executive Officer
Charles Leykum	(Principal Executive Officer)

/s/ Gerald Cimador	Chief Financial Officer
Gerald Cimador	(Principal Financial and Accounting Officer)

/s/ Shawn Reynolds	Director
Shawn Reynolds

/s/ Thomas Simons	Director
Thomas Simons