Form 10-Q
period 2026-06-30
Talon Capital Corp.
filed 2026-08-14
CIK 2073340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2026

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

As of August 14, 2026, there were 25,679,000 Class A ordinary shares, $0.0001 par value and 8,300,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

TALON CAPITAL CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2026

TABLE OF CONTENTS

Page
Part I. Financial Information
Item 1. Interim Financial Statements	1
Condensed Balance Sheets as of June 30, 2026 (Unaudited) and December 31, 2025	1
Condensed Statements of Operations for the Three and Six Months Ended June 30, 2026 and for the Period from May 1, 2025 (Inception) Through June 30, 2025 (Unaudited)	2
Condensed Statements of Changes in Shareholders’ Deficit for the Three and Six Months Ended June 30, 2026 and for the Period from May 1, 2025 (Inception) Through June 30, 2025 (Unaudited)	3
Condensed Statements of Cash Flows for the Six Months Ended June 30, 2026 and for the Period from May 1, 2025 (Inception) Through June 30, 2025 (Unaudited)	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3. Quantitative and Qualitative Disclosures About Market Risk	16
Item 4. Controls and Procedures	16
Part II. Other Information
Item 1. Legal Proceedings	17
Item 1A. Risk Factors	17
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	17
Item 3. Defaults Upon Senior Securities	17
Item 4. Mine Safety Disclosures	17
Item 5. Other Information	17
Item 6. Exhibits	18
Signatures	19

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

TALON CAPITAL CORP.

CONDENSED BALANCE SHEETS

	June 30, 2026	December 31, 2025
	(Unaudited)
Assets: Current assets
Cash	$2,399,609	$2,872,627
Prepaid expenses	54,236	3,443
Prepaid insurance	77,500	77,500
Total current assets	2,531,345	2,953,570
Long-term prepaid insurance	12,917	51,667
Cash held in Trust Account	256,465,859	252,095,639
Total Assets	$259,010,121	$255,100,876

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$669,103	$53,702
Accrued offering costs	75,000	75,000
Total current liabilities	744,103	128,702
Deferred underwriting fee	10,200,000	10,200,000
Total Liabilities	10,944,103	10,328,702

Commitments (Note 6)
Class A ordinary shares subject to possible redemption, $0.0001 par value; 24,900,000 and 24,900,000 shares at redemption value of $10.30 and $10.12 per share as of June 30, 2026 and December 31, 2025, respectively	256,427,210	252,012,982

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; no shares issued or outstanding as of June 30, 2026 and December 31, 2025	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 779,000 shares issued and outstanding (excluding 24,900,000 shares subject to possible redemption) as of June 30, 2026 and December 31, 2025	78	78
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 8,300,000 shares issued and outstanding as of June 30, 2026 and December 31, 2025 (1)(2)	830	830
Additional paid-in capital	—	—
Accumulated deficit	(8,362,100)	(7,241,716)
Total Shareholders’ Deficit	(8,361,192)	(7,240,808)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$259,010,121	$255,100,876

(1)	On August 8, 2025, the Company effected a 1 to 1.5 share split for which the Company issued an additional 2,875,000 founder shares to the Sponsor for no additional consideration, resulting in the Sponsor holding an aggregate 8,625,000 founder shares issued and outstanding (see Note 5).

(2)

Includes 800,000 Class B ordinary shares that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. Subsequently, on September 10, 2025, as a result of the partial exercise and the forfeiture of the over-allotment option by the underwriters, 800,000 founder shares are no longer subject to forfeiture and 325,000 founder shares were forfeited, resulting in the Sponsor holding 8,260,000 founder shares (after taking into account the assignment of 40,000 founder shares to the directors) (see Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

TALON CAPITAL CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,	For the Six Months Ended June 30,	For the Period from May 1, 2025 (Inception) Through June 30,
	2026	2026	2025
General and administrative costs	$1,009,905	$1,352,712	$37,257
Loss from operations	(1,009,905)	(1,352,712)	(37,257)

Other income:
Interest earned on cash held in Trust Account	2,332,532	4,646,556	—
Total other income	2,332,532	4,646,556	—

Net income (loss)	$1,322,627	$3,293,844	$(37,257)

Basic and diluted weighted average shares outstanding, Class A ordinary shares	25,679,000	25,679,000	—

Basic and diluted net income (loss) per share, Class A ordinary shares	$0.04	$0.10	$—

Basic and diluted weighted average shares outstanding, Class B ordinary shares (1)	8,300,000	8,300,000	7,500,000 (2)

Basic and diluted net income (loss) per share, Class B ordinary shares	$0.04	$0.10	$(0.00)

(1)	On August 8, 2025, the Company effected a 1 to 1.5 share split for which the Company issued an additional 2,875,000 founder shares to the Sponsor for no additional consideration, resulting in the Sponsor holding an aggregate 8,625,000 founder shares issued and outstanding. All share and per share amounts have been retroactively presented (see Note 5).

(2)	Excludes 1,125,000 Class B ordinary shares that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. Subsequently, on September 10, 2025, as a result of the partial exercise and the forfeiture of the over-allotment option by the underwriters, 800,000 founder shares are no longer subject to forfeiture and 325,000 founder shares were forfeited, resulting in the Sponsor holding 8,260,000 founder shares (after taking into account the assignment of 40,000 founder shares to the directors) (see Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

TALON CAPITAL CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares (1) (2)	Amount	Capital	Deficit	Deficit
Balance – December 31, 2025	779,000	$78	8,300,000	$830	$—	$(7,241,716)	$(7,240,808)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(2,280,979)	(2,280,979)

Net income	—	—	—	—	—	1,971,217	1,971,217

Balance – March 31, 2026 (unaudited)	779,000	78	8,300,000	830	—	(7,551,478)	(7,550,570)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(2,133,249)	(2,133,249)

Net income	—	—	—	—	—	1,322,627	1,322,627

Balance – June 30, 2026 (unaudited)	779,000	$78	8,300,000	$830	$—	$(8,362,100)	$(8,361,192)

FOR THE PERIOD FROM MAY 1, 2025 (INCEPTION) THROUGH JUNE 30, 2025

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares (1)(2)	Amount	Capital	Deficit	Deficit
Balance — May 1, 2025 (inception)	—	$—	—	$—	$—	$—	$—

Class B ordinary shares issued to Sponsor	—	—	8,625,000	863	24,137	—	25,000

Net loss	—	—	—	—	—	(37,257)	(37,257)

Balance – June 30, 2025 (unaudited)	—	$—	8,625,000	$863	$24,137	$(37,257)	$(12,257)

(1)	On August 8, 2025, the Company effected a 1 to 1.5 share split for which the Company issued an additional 2,875,000 founder shares to the Sponsor for no additional consideration, resulting in the Sponsor holding an aggregate 8,625,000 founder shares issued and outstanding. All share and per share amounts have been retroactively presented (see Note 5).

(2)	Includes 1,125,000 Class B ordinary shares that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. Subsequently, on September 10, 2025, as a result of the partial exercise and the forfeiture of the over-allotment option by the underwriters, 800,000 founder shares are no longer subject to forfeiture and 325,000 founder shares were forfeited, resulting in the Sponsor holding 8,260,000 founder shares (after taking into account the assignment of 40,000 founder shares to the directors) (see Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

TALON CAPITAL CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

		For the Period
		from May 1,
	For the Six Months	2025 (Inception)
	Ended	Through
	June 30,	June 30,
	2026	2025
Cash Flows from Operating Activities:
Net income (loss)	$3,293,844	$(37,257)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Payment of general and administrative costs through advances from related party	—	10,420
Interest earned on cash held in Trust Account	(4,646,556)	—
Changes in operating assets and liabilities:
Prepaid expenses	(50,793)	—
Long-term prepaid insurance	38,750	—
Accounts payable and accrued expenses	615,401	26,837
Net cash used in operating activities	(749,354)	―

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account for working capital purposes	276,336	―
Net cash provided by investing activities	276,336	―

Cash Flows from Financing Activities:
Proceeds from issuance of Class B ordinary shares to Sponsor	—	25,000
Proceeds from promissory note – related party	—	23,000
Net cash provided by financing activities	―	48,000

Net Change in Cash	(473,018)	48,000
Cash – beginning of period	2,872,627	—
Cash – end of period	$2,399,609	$48,000

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$—	$259,810

 The accompanying notes are an integral part of these unaudited condensed financial statements.

TALON CAPITAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

As of June 30, 2026, the Company had not commenced any operations. All activity for the period from May 1, 2025 (inception) through June 30, 2026 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a business combination. The Company will not generate any operating revenues until after completion of the business combination, at the earliest. The Company will generate non-operating income in the form of interest income on investments from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Transaction costs amounted to $14,742,001, consisting of $4,040,000 of cash underwriting fees (net of $940,000 underwriters’ reimbursement), $10,200,000 of deferred underwriting fees, and $502,001 of other offering costs.

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

The Company will have 24 months from the closing date of the Initial Public Offering to complete its initial business combination. If the Company does not complete a business combination within this period of time, it shall (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible, but not more than ten (10) business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (which interest shall be net of permitted withdrawals, and up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject (in the case of (ii) and (iii) above) to obligations under the Cayman Islands laws to provide for claims of creditors and the requirements of other applicable law. The initial shareholders will each enter into agreements with the Company, pursuant to which they will agree (1) to waive their redemption rights with respect to their founder shares, Private Placement Units and any Class A ordinary shares issuable upon conversion thereof in connection with the consummation of the initial business combination or a tender offer conducted prior to a business combination or in connection with it; and (2) to waive their rights to liquidating distributions from the Trust Account with respect to their founder shares and Private Placement Units if the Company fails to complete the initial business combination within 24 months from the closing of the Initial Public Offering, although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete the initial business combination within the prescribed time frame.

The ordinary shares subject to redemption were recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.”

Liquidity

The Company’s liquidity needs prior to the Initial Public Offering were satisfied through a loan under an unsecured promissory note from the Sponsor of up to $250,000. On September 10, 2025, the Company repaid the outstanding balance under the promissory note in full, and no further borrowings are available thereunder. On September 10, 2025, simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 779,000 Private Placement Units at a price of $10.00 per Private Placement Unit, generating gross proceeds of $7,790,000. On January 20, 2026, April 7, 2026, May 12, 2026, and June 18, 2026, the Company withdrew cash from the Trust Account for working capital purposes of $82,657, $115,701, $38,601, and $39,377, respectively. As of June 30, 2026, the Company had cash of $2,399,609 and working capital surplus of $1,787,242.

In order to fund working capital deficiencies or finance transaction costs in connection with a business combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a business combination, the Company would repay such loaned amounts at that time. Up to $1,500,000 of such Working Capital Loans may be converted into units upon consummation of the business combination at a price of $10.00 per unit. The units would be identical to the Private Placement Units. As of June 30, 2026 and December 31, 2025, the Company had no borrowings under the Working Capital Loans.

In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Presentation of Financial Statements - Going Concern,” the Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business. However, if the estimate of the costs of identifying a Target Business, undertaking in-depth due diligence and negotiating a business combination is less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the initial business combination. The Company will have 24 months from the closing of the Initial Public Offering to complete the initial business combination. Management has determined that the Company has sufficient funds to finance the working capital needs of the Company within one year from the date of issuance of the unaudited condensed financial statements.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s annual report on Form 10-K for the period from the Company’s inception on May 1, 2025 through December 31, 2025 (as amended, the “Annual Report”) as filed with the Securities and Exchange Commission (the “SEC”) on March 27, 2026. The interim results for the three and six months ended June 30, 2026 and for the period from May 1, 2025 (inception) through June 30, 2025, are not necessarily indicative of the results to be expected for the year ending December 31, 2026, or for any future periods.

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

Use of Estimates

The preparation of the unaudited condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of income and expenses during the reporting periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company has $2,399,609 and $2,872,627 in cash and no cash equivalents as of June 30, 2026 and December 31, 2025, respectively.

Cash Held in Trust Account

As of June 30, 2026 and December 31, 2025, the assets held in the Trust Account, amounting to $256,465,859 and $252,095,639, respectively, were held as uninvested cash in an interest-bearing demand deposit account.

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

Offering Costs

The Company complies with the requirements of ASC 340-10-S99 and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between Class A ordinary shares and Warrants, pro rata, allocating the Initial Public Offering proceeds to the assigned value of the Warrants and to the Class A ordinary shares. Offering costs allocated to the Public Shares were charged to temporary equity, and offering costs allocated to the Public Warrants and Private Placement Units were charged to shareholders’ deficit as Public Warrants and Private Placement Warrants after management’s evaluation were accounted for under equity treatment.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2026 and December 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands. Based on management’s evaluation of the applicable tax laws and the Company’s activities, the Company believes it is presently not subject to income taxes or income tax filing requirements in the United States. As such, the Company’s tax provision was zero for the periods presented.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities that qualify as financial instruments under FASB ASC 820, including cash, prepaid expenses, accounts payable and accrued expenses, approximates the carrying amounts represented in the condensed balance sheets, primarily due to their short-term nature. The carrying value of cash held in the Trust Account approximates its fair value due to the short-term nature of the demand deposit account.

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

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial business combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of June 30, 2026 and December 31, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.

As of June 30, 2026 and December 31, 2025, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$249,000,000
Less:
Proceeds allocated to Public Warrants	(1,817,700)
Class A ordinary shares issuance costs	(14,619,267)
Plus:
Accretion of carrying value to redemption value	19,449,949
Class A ordinary shares subject to possible redemption, December 31, 2025	252,012,982
Plus:
Accretion of carrying value to redemption value	2,280,979
Class A ordinary shares subject to possible redemption, March 31, 2026	254,293,961
Plus:
Accretion of carrying value to redemption value	2,133,249
Class A ordinary shares subject to possible redemption, June 30, 2026	$256,427,210

Net Income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of shares of ordinary shares outstanding for the period. The Company has two classes of ordinary shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Accretion associated with the redeemable shares of Class A ordinary shares is excluded from income (loss) per ordinary share as the redemption value approximates fair value.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per-share amounts):

	For the Three Months Ended June 30, 2026		For the Six Months Ended June 30, 2026		For the Period from May 1, 2025 (Inception) Through June 30, 2025
Basic and diluted net income (loss) per ordinary share	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net income (loss), as adjusted	$999,551	$323,076	$2,489,262	$804,582	$—	$(37,257)
Denominator:
Basic and diluted weighted average shares outstanding	25,679,000	8,300,000	25,679,000	8,300,000	—	7,500,000
Basic and diluted net income (loss) per ordinary share	$ 0.04	$0.04	$0.10	$0.10	$—	$(0.00)

Recent Accounting Standards

The Company does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

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

Warrants — As of June 30, 2026 and December 31, 2025, there were 8,559,667 Warrants outstanding, including 8,300,000 Public Warrants and 259,667 Private Placement Warrants. Each whole Warrant entitles the registered holder to purchase one Class A ordinary share at a price of $11.50 per share, at any time commencing on the later of 12 months from the closing of the Initial Public Offering and after the completion of the initial business combination. Pursuant to the Warrant agreement, a Warrant holder may exercise its Warrants only for a whole number of Class A ordinary shares. This means that only a whole Warrant may be exercised at any given time by a Warrant holder. No fractional Warrants will be issued upon separation of the Units and only whole warrants will trade. The Warrants will expire at 5:00 p.m., New York City time, on the fifth anniversary of the completion of an initial business combination, or earlier upon redemption.

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

5. RELATED PARTY TRANSACTIONS

Founder Shares

On May 19, 2025, the Sponsor purchased 5,750,000 Class B ordinary shares from the Company for an aggregate purchase price of $25,000, or $0.004 per share. On August 8, 2025, the Company effected a 1 to 1.5 share split of the founder shares. All share and per-share amounts have been retroactively restated. Up to 1,125,000 founder shares were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option is exercised during the Initial Public Offering. The forfeiture will be adjusted to the extent that the over-allotment option is not exercised in full by the underwriters so that the Sponsor will own 25% of the Company’s issued and outstanding Class A and Class B ordinary shares after the Initial Public Offering, excluding the Class A ordinary shares included in the Private Placement Units. On September 10, 2025, the underwriters partially exercised their over-allotment option and forfeited the unexercised balance. As a result of the partial exercise and the forfeiture of the over-allotment option by the underwriters, 800,000 founder shares are no longer subject to forfeiture and 325,000 founder shares were forfeited, resulting in the Sponsor holding 8,260,000 founder shares.

On August 19, 2025, the Sponsor assigned a total of 40,000 founder shares to the two directors of the Company (20,000 each) for consideration of $0.003 per share, or $115.94 in the aggregate. The founder shares will automatically be forfeited and be returned to the Sponsor if the holder of such founder shares is not a member of the board of directors of the Company on or prior to the closing of the Company’s Initial Public Offering. The assignment of the founder shares to the directors of the Company is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the assignment date. The total fair value of the 40,000 founder shares granted to the Company’s directors on August 19, 2025 was $74,000 or $1.85 per share. The founder shares were granted subject to a performance condition (i.e., to be a member of the board of directors of the Company on or prior to the closing of the Company’s Initial Public Offering). Thus, the fair value of $74,000 was recorded as compensation expense on September 10, 2025, the date of the Company’s Initial Public Offering. The fair value of the founder shares was derived through a third party valuation using the Monte Carlo simulation with the following market assumptions: (i) stock price of $9.92, (ii) risk-free rate of 4.36%, (iii) market adjustments of 18.7%, and (iv) volatility of 5%.

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

Advances from Related Party

Advances from related party represent payment of expenses by an affiliate of the Sponsor that are not covered by the Promissory Note. As of June 30, 2026 and December 31, 2025, no advances from related party were outstanding.

Working Capital Loans

In order to finance transaction costs in connection with a business combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes a business combination, the Company would repay the Working Capital Loans. In the event that a business combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into Private Placement Units of the post business combination entity at the option of the lender. The units would be identical to the Private Placement Units. As of June 30, 2026 and December 31, 2025, no such Working Capital Loans were outstanding.

Administrative Support Agreement

The Company entered into an agreement with the Sponsor, commencing on September 8, 2025 through the earlier of the Company’s consummation of initial business combination and its liquidation, to pay the Sponsor an aggregate of $40,000 per month for office space, secretarial and administrative services. On September 16, 2025, the Company and the Sponsor entered into the amended and restated administrative services agreement to add that the Sponsor or its affiliates may make available to the Company certain office space, utilities and secretarial support as may be required by the Company from time to time. For the three and six months ended June 30, 2026, the Company incurred and paid $120,000 and $240,000, respectively, in fees for these services. For the period from May 1, 2025 (inception) through June 30, 2025, no amounts were incurred under this agreement.

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

The underwriters were entitled to a cash underwriting discount of $0.20 per Unit sold in the Initial Public Offering, or $4,980,000 in the aggregate. The underwriters paid the Company an aggregate amount of $940,000 at the closing of the Initial Public Offering as reimbursement to the Company for certain of its expenses and fees incurred in connection with the Initial Public Offering, $240,000 of which is payable to the underwriters upon the completion of an initial business combination and is included, together with the deferred underwriting commissions described below, in deferred underwriting fees payable on the condensed balance sheet, or up to $9,960,000 in the aggregate, payable to the underwriters based on the percentage of funds remaining in the Trust Account after redemptions of Public Shares, for deferred underwriting commissions, and to be released to the underwriters only upon the completion of an initial business combination. Furthermore, 50% of such deferred underwriting commissions will be contingent upon permitted withdrawals of interest, at the lesser of $500,000 or 5% of the interest earned, on the Trust Account per annum, for working capital from the Trust Account.

7. SHAREHOLDERS’ DEFICIT

Preference Shares

The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the board of directors. As of June 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares

The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of June 30, 2026 and December 31, 2025, there were 779,000 Class A ordinary shares issued and outstanding, excluding 24,900,000 shares subject to possible redemption.

Class B Ordinary Shares

The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of June 30, 2026 and December 31, 2025, there were 8,300,000 Class B ordinary shares issued and outstanding.

The founder shares will automatically convert into Class A ordinary shares in connection with the consummation of the initial business combination or earlier at the option of the holder on a one-for-one basis, subject to adjustment for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. The Class A ordinary shares issuable in connection with the conversion of the founder shares may result in material dilution to public shareholders due to the anti-dilution rights of founder shares that may result in an issuance of Class A ordinary shares on a greater than one-for-one basis upon conversion. In the case that additional Class A ordinary shares, or any other equity-linked securities, are issued or deemed issued in excess of the amounts sold in the Initial Public Offering and related to or in connection with the closing of the initial business combination, the ratio at which Class B ordinary shares convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the outstanding Class B ordinary shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, 25% of the sum of (i) the aggregate of issued and outstanding founder shares, private placement shares and public shares after the Initial Public Offering and the private placement, plus (ii) all Class A ordinary shares and equity-linked securities issued or deemed issued, in connection with the closing of the initial business combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial business combination and any Private Placements Unit issued to the Sponsor or any of its affiliates or to officers or directors upon conversion of Working Capital Loans) minus (iii) any redemptions of Class A ordinary shares by public shareholders in connection with an initial business combination; provided that such conversion of founder shares will never occur on a less than one-for-one basis.

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

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the unaudited condensed statements of operations as net income or loss. The measure of segment assets is reported on the condensed balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews the key metrics below.

	June 30,	December 31,
	2026	2025
Cash	$2,399,609	$2,872,627
Cash held in Trust Account	$256,465,859	$252,095,639

	For the Three Months Ended June 30, 2026	For the Six Months Ended June 30, 2026	For the Period from May 1, 2025 (Inception) Through June 30, 2025
General and administrative costs	$1,009,905	$1,352,712	$37,257
Interest earned on cash held in Trust Account	$2,332,532	$4,646,556	$—

The CODM reviews interest earned on the Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Investment Management Trust Agreement between the Company and Odyssey Transfer and Trust Company.

General and administrative costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination or similar transaction within the business combination period. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative costs, as reported on the unaudited condensed statements of operations, are the significant segment expenses provided to the CODM on a regular basis.

9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date through the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from May 1, 2025 (inception) through June 30, 2026 were organizational activities and those necessary to prepare for the Initial Public Offering, described below, and, after our Initial Public Offering, identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. Subsequent to the Initial Public Offering, we generate non-operating income in the form of interest income on cash held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2026, we had a net income of $1,322,627, which consists of interest income on cash held in the trust account of $2,332,532, offset by general and administrative expenses of $1,009,905.

For the six months ended June 30, 2026, we had a net income of $3,293,844, which consists of interest income on cash held in the trust account of $4,646,556, offset by general and administrative expenses of $1,352,712.

For the period from May 1, 2025 (inception) through June 30, 2025, we had a net loss of $37,257, which consisted of general and administrative costs.

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

Following the closing of the Initial Public Offering and the Private Placement, a total of $249,000,000 was placed in a trust account located in the United States managed by Odyssey Transfer and Trust Company acting as trustee (the “Trust Account”). The proceeds held in the Trust Account will be invested or held only in either (i) U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”) which invest only in direct U.S. government treasury obligations, (ii) as uninvested cash, or (iii) an interest or non-interest bearing bank demand deposit account or other accounts at a bank. We are permitted to withdraw amounts from the Trust Account (i) to fund our working capital requirements, which amount will be the lesser of $500,000 or 5% of the interest earned on the Trust Account per annum, and/or (ii) to pay our taxes (other than excise taxes, if any), provided that all permitted withdrawals can only be made (x) from interest and not from the principal held in the Trust Account and (y) only to the extent such interest is in amount sufficient to cover the permitted withdrawal amount (“permitted withdrawals”). We incurred $14,742,001, consisting of $4,040,000 of cash underwriting fee (net of $940,000 underwriters’ reimbursement), $10,200,000 of deferred underwriting fee, and $502,001 of other offering costs.

The remaining proceeds from the Initial Public Offering and the Private Placement are held outside the Trust Account, in the cash operating account amounting to $2,399,609 as of June 30, 2026. Such funds are being used primarily to enable us to identify a target and to negotiate and consummate our initial business combination.

For the six months ended June 30, 2026, cash used in operating activities was $749,354. Net income of $3,293,844 was affected by interest earned on cash held in the Trust Account of $4,646,556. Changes in operating assets and liabilities provided $603,358 of cash for operating activities.

For the period from May 1, 2025 (inception) through June 30, 2025, cash used in operating activities was $0. Net loss of $37,257 was affected by payment of general and administrative costs through advances from related party. Changes in operating assets and liabilities provided $26,837 of cash for operating activities.

As of June 30, 2026, we had cash held in the Trust Account of $256,465,859 (including approximately $7,465,859 of interest income, net of permitted withdrawals), which was held as uninvested cash in an interest-bearing demand deposit account. We may withdraw interest from the Trust Account as described above. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of any permitted withdrawals and excluding deferred underwriting commissions), to complete our business combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2026, we had cash of $2,399,609. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2026.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay the Sponsor and/or its affiliates $40,000 per month for office space, secretarial and administrative services.

The underwriters were entitled to an expense reimbursement of $240,000, which is payable to the underwriters upon the completion of an initial business combination. In addition, the underwriters were entitled to $0.40 per unit sold in the offering, or up to $9,960,000 in the aggregate, payable to the underwriters based on the percentage of funds remaining in the Trust Account after redemptions of public shares, for deferred underwriting commissions, and to be released to the underwriters only upon the completion of an initial business combination. Furthermore, 50% of such deferred underwriting commissions will be contingent upon permitted withdrawals of interest, at the lesser of $500,000 or 5% of the interest earned per annum, on the Trust Account, for working capital from the Trust Account.

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

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2026. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective. Accordingly, management believes that the unaudited condensed financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Use of Proceeds

Following the closing of the Initial Public Offering, a total of $249,000,000 (which amount includes $10,200,000 of the deferred underwriting fee) was placed in the Trust Account.

Transaction costs amounted to $14,742,001, consisting of $4,040,000 of cash underwriting fee (net of $940,000 underwriters’ reimbursement), $10,200,000 of deferred underwriting fee, and $502,001 of other offering costs.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Quarterly Report.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

Insider Trading Arrangements and Policies

During the six months ended June 30, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Exchange Act nor shall they be deemed incorporated by reference in any filing under the Securities Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TALON CAPITAL CORP.

Date: August 14, 2026	By:	/s/ Charles Leykum
	Name:	Charles Leykum
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2026	By:	/s/ Gerald Cimador
	Name:	Gerald Cimador
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)