Form 10-Q
period 2026-09-30
Talon Capital Corp.
filed 2026-11-13
CIK 2073340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2026

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

As of November 13, 2026, there were 25,679,000 Class A ordinary shares, $0.0001 par value and 8,300,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

TALON CAPITAL CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2026

TABLE OF CONTENTS

Page
Part I. Financial Information
Item 1. Interim Financial Statements	1
Condensed Balance Sheets as of September 30, 2026 (Unaudited) and December 31, 2025	1
Condensed Statements of Operations for the Three Months Ended September 30, 2026 and 2025, for the Nine Months Ended September 2026 and for the Period from May 1, 2025 (Inception) Through September 30, 2025 (Unaudited)	2
Condensed Statements of Changes in Shareholders’ Deficit for the Three Months Ended September 30, 2026 and 2025, for the Nine Months Ended September 2026 and for the Period from May 1, 2025 (Inception) Through September 30, 2025 (Unaudited)	3
Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2026 and for the Period from May 1, 2025 (Inception) Through September 30, 2025 (Unaudited)	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3. Quantitative and Qualitative Disclosures About Market Risk	18
Item 4. Controls and Procedures	18
Part II. Other Information
Item 1. Legal Proceedings	19
Item 1A. Risk Factors	19
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 3. Defaults Upon Senior Securities	19
Item 4. Mine Safety Disclosures	19
Item 5. Other Information	19
Item 6. Exhibits	20
Signatures	21

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

TALON CAPITAL CORP.

CONDENSED BALANCE SHEETS

	September 30, 2026	December 31, 2025
	(Unaudited)
Assets:
Current assets
Cash	$2,344,991	$2,872,627
Prepaid expenses	22,613	3,443
Prepaid insurance	71,042	77,500
Total current assets	2,438,646	2,953,570
Long-term prepaid insurance	—	51,667
Cash held in Trust Account	258,798,537	252,095,639
Total Assets	$261,237,183	$255,100,876

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$820,839	$53,702
Accrued offering costs	75,000	75,000
Total current liabilities	895,839	128,702
Deferred underwriting fee	10,200,000	10,200,000
Total Liabilities	11,095,839	10,328,702

Commitments (Note 6)
Class A ordinary shares subject to possible redemption, $0.0001 par value; 24,900,000 and 24,900,000 shares at redemption value of $10.39 and $10.12 per share as of September 30, 2026 and December 31, 2025, respectively	258,717,921	252,012,982

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; no shares issued or outstanding as of September 30, 2026 and December 31, 2025	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 779,000 shares issued and outstanding (excluding 24,900,000 shares subject to possible redemption) as of September 30, 2026 and December 31, 2025	78	78
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 8,300,000 shares issued and outstanding as of September 30, 2026 and December 31, 2025 (1)(2)	830	830
Additional paid-in capital	—	—
Accumulated deficit	(8,577,485)	(7,241,716)
Total Shareholders’ Deficit	(8,576,577)	(7,240,808)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$261,237,183	$255,100,876

(1)	On August 8, 2025, the Company effected a 1 to 1.5 share split for which the Company issued an additional 2,875,000 founder shares to the Sponsor for no additional consideration, resulting in the Sponsor holding an aggregate 8,625,000 founder shares issued and outstanding (see Note 5).

(2)	Includes 800,000 Class B ordinary shares that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. Subsequently, on September 10, 2025, as a result of the partial exercise and the forfeiture of the over-allotment option by the underwriters, 800,000 founder shares are no longer subject to forfeiture and 325,000 founder shares were forfeited, resulting in the Sponsor holding 8,260,000 founder shares (after taking into account the assignment of 40,000 founder shares to the directors) (see Note 5).

TALON CAPITAL CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,	For the Period from May 1, 2025 (Inception) through September 30,
	2026	2025	2026	2025
General and administrative costs	$335,948	$159,097	$1,688,660	$196,354
Loss from operations	(335,948)	(159,097)	(1,688,660)	(196,354)

Other income (expense):
Compensation Expense	(89,739)	(74,000)	(89,739)	(74,000)
Interest earned on cash held in Trust Account	2,411,274	617,036	7,057,830	617,036
Total other income	2,321,535	543,036	6,968,091	543,036

Net income, net	$1,985,587	$383,939	$5,279,431	$346,682

Basic and diluted weighted average shares outstanding, Class A ordinary shares	25,679,000	5,643,736	25,679,000	3,378,816

Basic and Diluted net income per share, Class A ordinary shares	$0.06	$0.03	$0.16	$0.03

Basic weighted average shares outstanding, Class B ordinary shares (1)	8,300,000	7,675,824	8,300,000	7,605,263

Basic net income per share, Class B ordinary shares	$0.06	$0.03	$0.16	$0.03

Diluted weighted average shares outstanding, Class A non-redeemable and Class B non-redeemable ordinary shares (2)	8,300,000	8,300,000	8,300,000	7,978,947

Diluted net income per share, Class B non-redeemable ordinary shares	$0.06	$0.03	$0.16	$0.03

(1)	On August 8, 2025, the Company effected a 1 to 1.5 share split for which the Company issued an additional 2,875,000 founder shares to the Sponsor for no additional consideration, resulting in the Sponsor holding an aggregate 8,625,000 founder shares issued and outstanding. All share and per share amounts have been retroactively presented (see Note 5).

(2)	Excludes 1,125,000 Class B ordinary shares that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. Subsequently, on September 10, 2025, as a result of the partial exercise and the forfeiture of the over-allotment option by the underwriters, 800,000 founder shares are no longer subject to forfeiture and 325,000 founder shares were forfeited, resulting in the Sponsor holding 8,260,000 founder shares (after taking into account the assignment of 40,000 founder shares to the directors) (see Note 5).

TALON CAPITAL CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares (1) (2)	Amount	Capital	Deficit	Deficit
Balance – December 31, 2025	779,000	$78	8,300,000	$830	$—	$(7,241,716)	$(7,240,808)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(2,280,979)	(2,280,979)

Net income	—	—	—	—	—	1,971,217	1,971,217

Balance – March 31, 2026 (unaudited)	779,000	78	8,300,000	830	—	(7,551,478)	(7,550,570)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(2,133,249)	(2,133,249)

Net income	—	—	—	—	—	1,322,627	1,322,627

Balance – June 30, 2026 (unaudited)	779,000	78	8,300,000	830	—	(8,362,100)	(8,361,192)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	(89,739)	(2,200,972)	(2,290,711)

Compensation Expense – Director Compensation	—	—	—	—	89,739	—	89,739

Net income	—	—	—	—	—	1,985,587	1,985,587

Balance – September 30, 2026 (unaudited)	779,000	$78	8,300,000	$830	$—	$(8,577,485)	$(8,576,577)

FOR THE PERIOD FROM MAY 1, 2025 (INCEPTION) THROUGH SEPTEMBER 30, 2025

	Shares	Amount	Shares (1)(2)	Amount	Capital	Deficit	Deficit
Balance — May 1, 2025 (inception)	—	$—	—	$—	$—	$—	$—

Class B ordinary shares issued to Sponsor	—	—	8,625,000	863	24,137	—	25,000

Net loss	—	—	—	—	—	(37,257)	(37,257)

Balance – June 30, 2025 (unaudited)	—	—	8,625,000	863	24,137	(37,257)	(12,257)

Sale of 779,000 Private Placement Units	779,000	78	—	—	7,789,922	—	7,790,000

Fair value of Public Warrants at issuance	—	—	—	—	1,817,700	—	1,817,700

Allocated value of transaction costs to Class A shares	—	—	—	—	(122,734)	—	(122,734)

Forfeiture of founder shares	—	—	(325,000)	(33)	33	—	—

Fair value of founder Shares assigned to directors	—	—	—	—	74,000	—	74,000

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	(9,583,058)	(7,440,093)	(17,023,151)

Net income	—	—	—	—	—	383,939	383,939

Balance – September 30, 2025 (unaudited)	779,000	$78	8,300,000	$830	$—	$(7,093,411)	$(7,092,503)

(1)	On August 8, 2025, the Company effected a 1 to 1.5 share split for which the Company issued an additional 2,875,000 founder shares to the Sponsor for no additional consideration, resulting in the Sponsor holding an aggregate 8,625,000 founder shares issued and outstanding. All share and per share amounts have been retroactively presented (see Note 5).

(2)	Includes 1,125,000 Class B ordinary shares that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. Subsequently, on September 10, 2025, as a result of the partial exercise and the forfeiture of the over-allotment option by the underwriters, 800,000 founder shares are no longer subject to forfeiture and 325,000 founder shares were forfeited, resulting in the Sponsor holding 8,260,000 founder shares (after taking into account the assignment of 40,000 founder shares to the directors) (see Note 5).

TALON CAPITAL CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

		For the Period
		from May 1,
	For the Nine Months	2025 (Inception)
	Ended	Through
	September 30,	September 30,
	2026	2025
Cash Flows from Operating Activities:
Net income	$5,279,431	$346,682
Adjustments to reconcile net income to net cash used in operating activities:
Payment of general and administrative costs through advances from related party	—	10,420
Interest earned on cash held in Trust Account	(7,057,830)	(617,036)
Compensation expense	89,739	74,000
Changes in operating assets and liabilities:
Prepaid expenses	(19,170)	(77,500)
Prepaid insurance	58,125	(71,042)
Accounts payable and accrued expenses	767,137	70,627
Net cash used in operating activities	(882,568)	(263,849)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	―	(249,000,000)
Cash withdrawn from Trust Account for working capital purposes	354,932	—
Net cash provided by (used in) investing activities	354,932	(249,000,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B ordinary shares to Sponsor	—	25,000
Proceeds from sale of Units, net of underwriting discounts paid	—	244,260,000
Proceeds from sale of Private Placement Units	—	7,790,000
Underwriters’ reimbursement	—	700,000
Repayment of advances from related party	—	(17,031)
Proceeds from promissory note – related party	—	83,927
Repayment of promissory note - related party	—	(83,927)
Payment of offering costs	—	(397,485)
Net cash used in (provided by) financing activities	—	252,360,484

Net Change in Cash	(527,636)	3,096,635
Cash – beginning of period	2,872,627	—
Cash – end of period	$2,344,991	$3,096,635

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$—	$259,810
Deferred offering costs paid through advances from related party	$—	$29,516
Deferred underwriting fee payable	$—	$10,200,000
Forfeiture of founder shares	$—	$33

TALON CAPITAL CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

As of September 30, 2026, the Company had not commenced any operations. All activity for the period from May 1, 2025 (inception) through September 30, 2026 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a business combination. The Company will not generate any operating revenues until after completion of the business combination, at the earliest. The Company will generate non-operating income in the form of interest income on investments from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Following the closing of the Initial Public Offering, on September 10, 2025, an amount of $249,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units and the Private Placement Units was placed in the trust account (the “Trust Account”), located in the United States, and will be invested or held only in either (i) U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940 which invest only in direct U.S. government treasury obligations, (ii) as uninvested cash, or (iii) an interest or non-interest bearing bank demand deposit account or other accounts at a bank. Funds will remain in the Trust Account until the earlier of (i) the completion of the business combination or (ii) the distribution of the Trust Account as described below. The Company is permitted to withdraw amounts from the Trust Account (i) to fund its working capital requirements, which amount will be the lesser of $500,000 or 5% of the interest earned on the Trust Account per annum, and/or (ii) to pay its taxes (other than excise taxes, if any), provided that all permitted withdrawals can only be made (x) from interest and not from the principal held in the Trust Account and (y) only to the extent such interest is in amount sufficient to cover the permitted withdrawal amount (“permitted withdrawals”). On January 20, 2026 the Company withdrew $82,657 from the Trust Account for working capital purposes. As of September 30, 2026, the Company had withdrawn an aggregate of $430,854 from the Trust Account for working capital purposes, of which $354,932 was withdrawn during the nine months ended September 30, 2026.

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

Liquidity and Going Concern

The Company’s liquidity needs prior to the Initial Public Offering were satisfied through a loan under an unsecured promissory note from the Sponsor of up to $250,000. On September 10, 2025, the Company repaid the outstanding balance under the promissory note in full, and no further borrowings are available thereunder. On September 10, 2025, simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 779,000 Private Placement Units at a price of $10.00 per Private Placement Unit, generating gross proceeds of $7,790,000. On January 20, 2026, April 7, 2026, May 12, 2026, June 18, 2026, and August 4, 2026, the Company withdrew cash from the Trust Account for working capital purposes of $82,657, $115,701, $38,601, $39,377, $78,597 respectively. As of September 30, 2026, the Company had cash of $2,344,991 and working capital surplus of $1,542,807.

In order to fund working capital deficiencies or finance transaction costs in connection with a business combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a business combination, the Company would repay such loaned amounts at that time. Up to $1,500,000 of such Working Capital Loans may be converted into units upon consummation of the business combination at a price of $10.00 per unit. The units would be identical to the Private Placement Units. As of September 30, 2026 and December 31, 2025, the Company had no borrowings under the Working Capital Loans.

In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Presentation of Financial Statements - Going Concern,” the Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business. However, if the estimate of the costs of identifying a Target Business, undertaking in-depth due diligence and negotiating a business combination is less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the initial business combination. The Company will have 24 months from the closing of the Initial Public Offering to complete the initial business combination. Although management has determined that the Company has sufficient funds to finance its working capital needs for at least one year from the issuance date of the unaudited condensed financial statements, the Company's mandatory liquidation date of November 10, 2027 falls within the one-year assessment period if an initial Business Combination is not consummated. Accordingly, management has concluded that this mandatory liquidation requirement raises substantial doubt about the Company's ability to continue as a going concern, and such substantial doubt has not been alleviated.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s annual report on Form 10-K for the period from the Company’s inception on May 1, 2025 through December 31, 2025 (as amended, the “Annual Report”) as filed with the Securities and Exchange Commission (the “SEC”) on March 27, 2026. The interim results for the three and nine months ended September 30, 2026 and for the period from May 1, 2025 (inception) through September 30, 2025, are not necessarily indicative of the results to be expected for the year ending December 31, 2026, or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company has $2,344,991 and $2,872,627 in cash and no cash equivalents as of September 30, 2026 and December 31, 2025, respectively.

Cash Held in Trust Account

As of September 30, 2026 and December 31, 2025, the assets held in the Trust Account, amounting to $258,798,537 and $252,095,639, respectively, were held as uninvested cash in an interest-bearing demand deposit account.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2026 and December 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial business combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of September 30, 2026 and December 31, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.

As of September 30, 2026 and December 31, 2025, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$249,000,000
Less:
Proceeds allocated to Public Warrants	(1,817,700)
Class A ordinary shares issuance costs	(14,619,267)
Plus:
Accretion of carrying value to redemption value	19,449,949
Class A ordinary shares subject to possible redemption, December 31, 2025	252,012,982
Plus:
Accretion of carrying value to redemption value	2,280,979
Class A ordinary shares subject to possible redemption, March 31, 2026	254,293,961
Plus:
Accretion of carrying value to redemption value	2,133,249
Class A ordinary shares subject to possible redemption, June 30, 2026	256,427,210
Plus:
Accretion of carrying value to redemption value	2,290,711
Class A ordinary shares subject to possible redemption, September 30, 2026	$258,717,921

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

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per-share amounts):

	For the Three Months Ended September 30, 2026		For the Nine Months Ended September 30, 2026
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income	$1,500,571	$485,016	$3,989,832	$1,289,599
Denominator:
Basic and diluted weighted average shares outstanding	25,679,000	8,300,000	25,679,000	8,300,000
Basic and diluted net income per ordinary share	$0.06	$0.06	$0.16	$0.16

	For the Three Months Ended September 30, 2025		For the Period from May 1, 2025 (Inception) Through September 30, 2025
	Class A	Class B	Class A	Class B
Basic net income per ordinary share
Numerator:
Allocation of net income	$162,682	$221,257	$106,643	$240,039
Denominator:
Basic weighted average shares outstanding	5,643,736	7,675,824	3,378,816	7,605,263
Basic net income per ordinary share	$0.03	$0.03	$0.03	$0.03

	For the Three Months Ended September 30, 2025		For the Period from May 1, 2025 (Inception) Through September 30, 2025
	Class A	Class B	Class A	Class B
Diluted net income per ordinary share
Numerator:
Allocation of net income	$155,400	$228,539	$103,134	$243,548
Denominator:
Diluted weighted average shares outstanding	5,643,736	8,300,000	3,378,816	7,978,947
Diluted net income per ordinary share	$0.03	$0.03	$0.03	$0.03

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

Warrants — As of September 30, 2026 and December 31, 2025, there were 8,559,667 Warrants outstanding, including 8,300,000 Public Warrants and 259,667 Private Placement Warrants. Each whole Warrant entitles the registered holder to purchase one Class A ordinary share at a price of $11.50 per share, at any time commencing on the later of 12 months from the closing of the Initial Public Offering and after the completion of the initial business combination. Pursuant to the Warrant agreement, a Warrant holder may exercise its Warrants only for a whole number of Class A ordinary shares. This means that only a whole Warrant may be exercised at any given time by a Warrant holder. No fractional Warrants will be issued upon separation of the Units and only whole warrants will trade. The Warrants will expire at 5:00 p.m., New York City time, on the fifth anniversary of the completion of an initial business combination, or earlier upon redemption.

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

On August 19, 2025, the Sponsor assigned a total of 40,000 founder shares to the two directors of the Company (20,000 each) for consideration of $0.003 per share, or $115.94 in the aggregate. On September 11, 2026, the Sponsor transferred an additional 20,000 founder shares to Victoria Ivashina, the Company’s third independent director, for consideration of $57.97 in connection with her services as a director of the Company. The founder shares will automatically be forfeited and be returned to the Sponsor if the holder of such founder shares is not a member of the board of directors of the Company on or prior to the closing of the Company’s Initial Public Offering. The assignment of the founder shares to the directors of the Company is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the assignment date. The total fair value of the 40,000 founder shares granted to the Company’s directors on August 19, 2025 was $74,000 or $1.85 per share. The founder shares were granted subject to a performance condition (i.e., to be a member of the board of directors of the Company on or prior to the closing of the Company’s Initial Public Offering). Thus, the fair value of $74,000 was recorded as compensation expense on September 10, 2025, the date of the Company’s Initial Public Offering. The fair value of the founder shares was derived through a third party valuation using the Monte Carlo simulation with the following market assumptions: (i) stock price of $9.92, (ii) risk-free rate of 4.36%, (iii) market adjustments of 18.7%, and (iv) volatility of 5%.

The transfer of the 20,000 founder shares to Victoria Ivashina was accounted for as a share-based payment arrangement under ASC 718. The shares were fully vested and nonforfeitable upon transfer. The grant-date fair value was approximately $89,797, or $4.49 per share, based on a valuation as of September 11, 2026. The fair value was determined using the market price of the Company's Class A ordinary shares of $10.25, adjusted by an implied market adjustment factor of approximately 43.80%, derived from the market price of the Company's publicly traded warrants. Accordingly, the Company recognized approximately $89,739 of stock-based compensation expense during the three and nine months ended September 30, 2026, net of the $57.97 purchase price paid to the Sponsor, with a corresponding increase to additional paid-in capital.

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

Advances from Related Party

Advances from related party represent payment of expenses by an affiliate of the Sponsor that are not covered by the Promissory Note. As of September 30, 2026 and December 31, 2025, no advances from related party were outstanding.

Working Capital Loans

In order to finance transaction costs in connection with a business combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes a business combination, the Company would repay the Working Capital Loans. In the event that a business combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into Private Placement Units of the post business combination entity at the option of the lender. The units would be identical to the Private Placement Units. As of September 30, 2026 and December 31, 2025, no such Working Capital Loans were outstanding.

Administrative Support Agreement

The Company entered into an agreement with the Sponsor, commencing on September 8, 2025 through the earlier of the Company’s consummation of initial business combination and its liquidation, to pay the Sponsor an aggregate of $40,000 per month for office space, secretarial and administrative services. On September 16, 2025, the Company and the Sponsor entered into the amended and restated administrative services agreement to add that the Sponsor or its affiliates may make available to the Company certain office space, utilities and secretarial support as may be required by the Company from time to time. For the three and nine months ended September 30, 2026, the Company incurred and paid $120,000 and $360,000, respectively, in fees for these services. For the period from May 1, 2025 (inception) through September 30, 2025, the Company incurred and paid $30,667.

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

7. SHAREHOLDERS’ DEFICIT

Preference Shares

The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the board of directors. As of September 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares

The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of September 30, 2026 and December 31, 2025, there were 779,000 Class A ordinary shares issued and outstanding, excluding 24,900,000 shares subject to possible redemption.

Class B Ordinary Shares

The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of September 30, 2026 and December 31, 2025, there were 8,300,000 Class B ordinary shares issued and outstanding.

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

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the unaudited condensed statements of operations as net income or loss. The measure of segment assets is reported on the condensed balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews the key metrics below.

	September 30,	December 31,
	2026	2025
Cash	$2,344,991	$2,872,627
Cash held in Trust Account	$258,798,537	$252,095,639

	For the Three Months Ended September 30, 2026	For the Nine months Ended September 30, 2026	For the Period from May 1, 2025 (Inception) Through September 30, 2025
General and administrative costs	$335,948	$1,688,660	$196,354
Interest earned on cash held in Trust Account	$2,411,274	$7,057,830	$617,036

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

Recent Developments

On September 9, 2026, the board of directors (the “Board”) of the Company appointed Dr. Victoria Ivashina to serve as an independent director of the Company, effective as of September 11, 2026. Dr. Ivashina was also appointed to serve on the Board’s audit committee effective September 11, 2026.

In connection with her appointment, Dr. Ivashina signed joinders to (i) that certain insider letter agreement, dated September 8, 2025, by and among the Company, Talon Capital Sponsor LLC, its officers, its directors and (ii) that certain registration rights agreement, dated September 8, 2025, by and among the Company and certain security holders. Dr. Ivashina also entered into a standard director indemnity agreement with the Company, a form of which was filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 12, 2025. Pursuant to a Securities Assignment Agreement dated September 11, 2026, Talon Capital Sponsor LLC transferred 20,000 Class B ordinary shares of the Company, par value $0.0001 per share, to Dr. Ivashina at a purchase price of approximately $0.003 per share.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from May 1, 2025 (inception) through September 30, 2026 were organizational activities and those necessary to prepare for the Initial Public Offering, described below, and, after our Initial Public Offering, identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. Subsequent to the Initial Public Offering, we generate non-operating income in the form of interest income on cash held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2026, we had a net income of $1,985,587, which consists of interest income on cash held in the trust account of $2,411,274, offset by general and administrative expenses of $335,948, and compensation expense of $89,739.

For the nine months ended September 30, 2026, we had a net income of $5,279,431, which consists of interest income on cash held in the trust account of $7,057,830, offset by general and administrative expenses of $1,688,660, and compensation expense of $89,739.

For the three months ended September 30, 2025, we had a net income of $383,939, which consists of interest income on cash held in the trust account of $617,036, offset by general and administrative expenses of $159,097 and compensation expense of $74,000.

For the period from May 1, 2025 (inception) through September 30, 2025, we had a net income of $346,682, which consists of interest income on cash held in the trust account of $617,036, offset by general and administrative expenses of $196,354 and compensation expense of $74,000.

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

The remaining proceeds from the Initial Public Offering and the Private Placement are held outside the Trust Account, in the cash operating account amounting to $2,344,991 as of September 30, 2026. Such funds are being used primarily to enable us to identify a target and to negotiate and consummate our initial business combination.

For the nine months ended September 30, 2026, cash used in operating activities was $882,568. Net income of $5,279,431 was affected by interest earned on cash held in the Trust Account of $7,057,830. Changes in operating assets and liabilities provided $806,092 of cash for operating activities.

For the period from May 1, 2025 (inception) through September 30, 2025, cash used in operating activities was $263,849. Net income of $346,682 was affected by interest earned on cash held in the Trust Account of $617,036. Changes in operating assets and liabilities used $77,915 of cash for operating activities.

As of September 30, 2026, we had cash held in the Trust Account of $258,798,537 (including approximately $9,798,536 of interest income, net of permitted withdrawals), which was held as uninvested cash in an interest-bearing demand deposit account. We may withdraw interest from the Trust Account as described above. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of any permitted withdrawals and excluding deferred underwriting commissions), to complete our business combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2026, we had cash of $2,344,991. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2026.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2026. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective. Accordingly, management believes that the unaudited condensed financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described in the Company’s annual report on Form 10-K for the period from the Company’s inception on May 1, 2025 through December 31, 2025 (as amended, the “Annual Report”) as filed with the SEC on March 27, 2026 and amended on April 1, 2026, and in the final prospectus relating to its Initial Public Offering (File No. 333-289674) filed with the SEC on September 9, 2025 (the “Final Prospectus”). As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in the Annual Report filed with the SEC.

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

On September 9, 2026, the Board of the Company appointed Dr. Victoria Ivashina to serve as an independent director of the Company, effective as of September 11, 2026. Pursuant to a Securities Assignment Agreement dated September 11, 2026, Talon Capital Sponsor LLC transferred 20,000 Class B ordinary shares of the Company, par value $0.0001 per share, to Dr. Ivashina at a purchase price of approximately $0.003 per share.

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

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

Insider Trading Arrangements and Policies

During the nine months ended September 30, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

TALON CAPITAL CORP.

Date: November 13, 2026	By:	/s/ Charles Leykum
	Name:	Charles Leykum
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2026	By:	/s/ Gerald Cimador
	Name:	Gerald Cimador
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

